Form 10-Q
period 2023-07-31
KHEOBA CORP.
filed 2023-09-07
CIK 1909770

\

UNITED STATES

SECURITIES  AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2023

☐   Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-263020

KHEOBA CORP.
(Exact name of registrant as specified in its charter)

Nevada	7371	98-1636812
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Code Number)	Identification Number)

Petonal el Cerezo 8,

2A Los Realejos 38410,

Tenerife, Spain

+1 (702) 833-9604

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 common shares issued and outstanding as of September 7, 2023.

KHEOBA CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Kheoba Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

KHEOBA CORP.

BALANCE SHEETS

	July 31, 2023 (Unaudited)	October 31, 2022
ASSETS
Cash on hand	$4,034	$2,005
Total current assets	4,034	2,005

Website Development Costs, Net	3,208	3,500
Total Assets	$7,243	$5,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$340	$4,500
Related party loan	4,370	4,370
Total current liabilities	4,710	8,870

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,000,000 shares issued and outstanding at par	6,000	6,000
Accumulated deficit	(3,467)	(9,365)
Total Stockholders’ Equity	2,533	(3,365)

Total Liabilities and Stockholders’ Equity	$7,243	$5,505

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF OPERATIONS

	Three months ended July 31, 2023 (Unaudited)	Three months ended July 31, 2022 (Unaudited)	Nine months ended July 31, 2023 (Unaudited)	Nine months ended July 31, 2022 (Unaudited)

REVENUES	$6,600	$4,000	$16,000	$4,000

OPERATING EXPENSES
General and Administrative Expenses	9,098	7,495	10,102	16,995
TOTAL OPERATING EXPENSES	9,098	7,495	10,102	16,995

NET INCOME (LOSS) FROM OPERATIONS	(2,498)	(3,495)	5,898	(12,995)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(2,498)	$(3,495)	$5,898	$(12,995)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,000,000	6,000,000	6,000,000	6,000,000

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, October 31, 2021	6,000,000	$6,000	$-	$(870)	$5,130

Net loss for the quarter ended January 31, 2022	-	-	-	(5,000)	(5,000)

Balance, January 31, 2022	6,000,000	$6,000	$-	$(5,870)	$130

Net loss for the quarter ended April 30, 2022	-	-	-	(4,500)	(4,500)

Balance, April 30, 2022	6,000,000	$6,000	$-	$(10,370)	$(4,370)

Net loss for the quarter ended July 31, 2022	-	-	-	(3,495)	(3,495)

Balance, July 31, 2022	6,000,000	$6,000	$-	$(13,865)	$(7,865)

Balance, October 31, 2022	6,000,000	$6,000	$-	$(9,365)	$(3,365)

Net loss for the quarter ended January 31, 2023	-	-	-	-	-

Balance, January 31, 2023	6,000,000	$6,000	$-	$(9,365)	$(3,365)

Net income (loss) for the quarter ended April 30, 2023	-	-	-	8,396	8,396

Balance, April 30, 2023	6,000,000	$6,000	$-	$(969)	$5,031

Net income (loss) for the quarter ended July 31, 2023	-	-	-	(2,498)	(2,498)

Balance, July 31, 2023	6,000,000	$6,000	$-	$(3,467)	$2,533

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF CASH FLOWS

	Nine months ended July 31, 2023 (Unaudited)	Nine months ended July 31, 2022 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,898	$(12,995)
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation Expense	292	-
Accounts payable	(4,160)	9,000
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES	2,029	(3,995)

CASH FLOWS FROM INVESTING ACTIVITIES
Website Development	-	(3,500)
CASH FLOWS USED BY INVESTING ACTIVITIES	-	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loan	-	3,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	3,500

Net increase (decrease) in cash and equivalents	2,029	(3,995)
Cash and equivalents at beginning of the period	2,005	6,000
Cash and equivalents at end of the period	$4,034	$2,005

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NINE MONTHS ENDED JULY 31, 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Kheoba Corp. (referred as the “Company”, “we”, “our”) was Incorporated in the State of Nevada and established on July 27, 2021. We are a Software Development company that offers Consulting services.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $3,467 at July 31, 2023, revenue of $16,000 for the nine months ended July 31, 2023. The Company has Related party loan of $4,370 on the balance sheet at July 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The extent of the impact of the coronavirus ("COVID‐19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID‐19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company’s year-end is October 31.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2023 are not necessarily indicative of the results to be expected for the year ending October 31, 2023.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  The Company issued 6,000,000 common shares for consideration of $6,000 at par value $0.001 to director Gaga Gvenetadze.

The Company owes $4,370 in Related Party Loan currently to director as per incorporation expenses of July 31, 2023.

Website Development Costs

The Company amortizes these costs using the straight-line method over a period of three years, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

In May 2022 the Company capitalized website development costs of $3,500 which will be amortized over three years. As of July 31, 2023, the total amount of website development cost was $3,500 and the amortization expense was $292. The Company expects to recognize amortization expense for the remainder of fiscal year ending October 31, 2023 of $583, amortization expense of $1,167 for the fiscal year ending October 31, 2024, amortization expense of $1,167 for the fiscal year ending October 31, 2025, and amortization expense of $583 for the fiscal year ending October 31, 2026.

During the Website Application and Infrastructure Development Stage, the Company relied on Codification 350-50-25-7, which states “Costs to obtain and register an internet domain shall be capitalized under Section 350-30-25”. Codification 350-50-25-6 states “Costs incurred to purchase software tools, or costs incurred during the application development stage for internally developed tools, shall be capitalized”.

Based on the above, the Company website costs are capitalized.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (ASU) 2014-09, Revenue from contracts with customers (Topic 606). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the considerations that the Company expects to receive in exchange for those goods.

The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

We have sold five tourism programs: the "Caucasus Mountains Retreat" tour service, which is a 5-day guided tour at a cost of $550 per person; the "Old Tbilisi One Day Tour" at a cost of $50 per person; and the "Old Tbilisi 3 Days Tour" at a cost of $200 per person. Our main selling program is the Caucasus Mountains Retreat.

At our company, customers pay us for our guided tours, which are thoughtfully designed to include tailored sightseeing, immersive local experiences, and a range of outdoor activities. We have curated a network of trusted providers who specialize in offering high-quality meals, comfortable accommodation, and convenient transportation. Customers have the flexibility to select and pay for these services directly with the respective providers, in addition to the tour fee they pay to our company.

The tour includes customized tourist attractions and viewpoints in the Caucasus Mountains region. The company can arranges comfortable accommodations for the duration of the tour, such as hotels or lodges situated in picturesque locations near the Caucasus Mountains. The company handles transportation logistics, including airport transfers and transportation between various destinations throughout the tour. As stated, the tour is guided, so the company provides experienced guides who are knowledgeable about the region's history, culture, and natural beauty. The company organizes suitable activities for participants, taking into account their preferences and fitness levels.

The company can organize breakfast, lunch, and dinner at selected restaurants or provide packed meals for outdoor excursions, ensuring that participants have access to nourishing and delicious food. Our company provides customer support throughout the tour, addressing any concerns or issues that participants may have.

In determining the transaction price, we utilize various sources of information, including historical data, market conditions, contractual terms, customer-specific factors, and estimates of variable consideration, where applicable. These considerations enable us to make a reasonable estimate of the transaction price based on the information available at the time of revenue recognition. The transaction price is contractual. No other party can recognize revenue or issue refunds because the Kheoba director is the only party involved. Based on fair market price we allocate the transaction price as follows: 20% is planning/arranging, 30% is assistance and 50% is guide service.

The Company collects payment from customers before the service is provided. When deposits are collected before the service is provided, the Company recognizes deferred income until the customer signs the act of acceptance. The Our performance obligation to plan and arrange trip are met when we finished with planning and arranging for the customers. Our performance obligation to perform assistance during the tour if needed is met when the tour is over in case no assistance is requested. Our obligation to perform the guided tours is met when we finish the guided tour and indication that guided tour is finished is signed by customers the act of acceptance of our services. The company determines that the obligation for guided tour is satisfied when the customer signs the act of acceptance. We consider the signing of the act of acceptance as the point in time when promised services is transferred to the customer.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

As of July 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 4 – LOAN FROM DIRECTOR

As of July 31, 2023, the Company owed $4,370 to the Company’s sole director, Gaga Gvenetadze for the Company’s working capital purposes. The amount is outstanding and payable upon request.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On August 1, 2021 the Company issued 6,000,000 shares of common stock to a director for consideration of $6,000 at par value $0.001 per share.

There were 6,000,000 shares of common stock issued and outstanding as of July 31, 2023.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Gaga Gvenetadze, has agreed to provide his own premise under office needs. He will not take any fee for these premises, it is for free use.

The extent of the impact of the coronavirus ("COVID‐19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID‐19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 31, 2023 through September 10, 2023, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DESCRIPTION OF BUSINESS

Description of Business

We are development stage company and intends to commence operations in software development and travel industry. We intend to provide an online platform for private and group adventures in Georgia and the Caucasus mountains region. Our principal executive office is located at Petonal el Cerezo 8, 2A Los Realejos 38410, Tenerife, Spain. Our phone number is (702) 833-9604.

Georgia one of the beautiful countries in Europe. It is a part of the Caucasus region. It covers 26,911 sq mi and has a population of around 4 million. The country plans to host 11 million international visitors by 2025. We plan to develop a travel oriented online platform with the following features:

-	booking multi-day private and group tours.
-	tour guide ranking algorithm by professional experience and clients’ feedbacks.
-	artificial intelligence-based algorithm for tour choosing.
-	integrated CRM system for tour suppliers.
-	integrated guides by topic (Georgian wine guide, Georgian cuisine guide etc.)
-	tour experience pictures and video sharing algorithm.
-	24-hours chat support.

We also plan to create and test five package tours as initial offers on our platform. Before we launch our platform, we are planning to organize tours on the following topics:

-	Georgian wine tour.
-	The Caucasus mountains retreat.
-	Old Tbilisi tour.
-	Tour to Khevi and Khevsureti.
-	Discover Achara.

We are planning to spend raised funds from the offering mostly on the software development and marketing campaign. We need up to $35,000 to create the artificial intelligence-based algorithm and CRM system coding. We need minimum of $8,000 to develop an internal CRM system for our platform. We can raise this amount if we sell 25% of the shares issued. We require additional funding of $27,000 to create artificial intelligence-based algorithm for our platform. We may proceed with the algorithm development if we sell minimum 75% of shares issued.

Revenue

We are planning to generate revenue from the tour suppliers (individual tour guides, travel agencies). They can purchase monthly or annual access to the platform and CRM system. The platform users (customers) can purchase monthly or annual subscription for the new adventures list and special offers. We also plan to organize group tours to test our package tours and features hypothesis.

Competition and Marketing

There are plenty of online platforms and CRM systems with the tour offers and connection features between clients and tour guides. There many tour guides marketplaces as well. Majority of these platforms are concentrated on the worldwide adventures. We are considering to be a local oriented platform with specific knowledge about Georgia, national traditions and mentality. Moreover, we are planning to pay attention to the cultural aspects in different locations. We are planning to promote our services and products through influencers, micro-bloggers in YouTube and Instagram. Moreover, we are planning to hire the outsource sales representatives to sell our services to the tour agencies.

Employees; Identification of Certain Significant Employees.

We have no employees other than our sole officer and director, Gaga Gvenetatdze who currently devotes approximately twenty hours per week to company matters.

Government Regulation

We are subject to compliance with laws, governmental regulations, administrative determinations, court decisions and similar constraints.

The company upon implementing its business plan expects to be in compliance with U.S. federal laws, including the U.S. Privacy Act of 1974, Health Insurance Portability and Accountability Act of 1996, Children's Online Privacy Protection Act of 1998 (COPPA), 1999 Gramm-Leach Bliley Act that protects the rights and data of U.S. consumers, patients, minors and others.

The Nevada state laws (Nevada Revised Statutes – NRS)

CHAPTER 603A - SECURITY AND PRIVACY OF PERSONAL INFORMATION

SECURITY OF INFORMATION MAINTAINED BY DATA COLLECTORS AND OTHER BUSINESSES

State of Nevada Online Privacy Policy - Effective Date 11/25/02 | 3.03 B.

Law of Georgia in cybersecurity№6391-Ic

Law of Georgia in security and privacy of personal information №5669-PC

We will also be subject to common business and tax rules and regulations pertaining to the normal business operations.

DESCRIPTION OF PROPERTY

Our business office is located at 24 Petonal el Cerezo 8, 2A Los Realejos 38410, Tenerife, Spain. This address was provided by sole officer and president, Mr. Gvenetatdze. Our telephone number is (702) 833-9604.

LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of operations for the three months ended July 31, 2023 and 2022

During the three months ended July 31, 2023 we generated revenue of $6,600. Total operating expenses for the three months ended July 31, 2023 were $9,098. The operating expenses included general and administrative expenses. Our net loss was $2,498.

During the three months ended July 31, 2022 we generated revenue of $4,000. Total operating expenses for the three months ended July 31, 2022 were $7,495. The operating expenses included general and administrative expenses. Our net loss was $3,495.

Results of operations for the nine months ended July 31, 2023 and 2022

During the nine months ended July 31, 2023 we generated revenue of $16,000. Total operating expenses for the nine months ended July 31, 2023 were $10,102. The operating expenses included general and administrative expenses. Our net income was $5,898.

During the nine months ended July 31, 2022 we generated revenue of $4,000. Total operating expenses for the nine months ended July 31, 2022 were $16,995. The operating expenses included general and administrative expenses. Our net loss was $12,995.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2023, our total assets were $7,243. Total assets were comprised of $4,034 in current assets and $3,208 in intangible assets.

As at July 31, 2023, our current liabilities were $4,710 and stockholders’ equity was $2,533.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended July 31, 2023 net cash flows provided in operating activities was positive $2,029.

For the nine months ended July 31, 2022 net cash flows used in operating activities was negative $3,995.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended July 31, 2023 we have generated $0 in investing activities.

For the nine months ended July 31, 2022 net cash flows used in investing activities was $3,500.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended July 31, 2023 we have generated $0 in financing activities.

For the nine months ended July 31, 2022 net cash flows provided in financing activities was $3,500.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101. SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Tenerife, Spain on September 7, 2023.

KHEOBA CORP.

By:	/s/ Gaga Gvenetatdze
Name:	Gaga Gvenetatdze
Title:	President
(Principal Executive, Financial and Accounting Officer)

