Form 10-K
period 2023-10-31
KHEOBA CORP.
filed 2024-01-30
CIK 1909770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended October 31, 2023

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

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

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,092,000 common shares issued and outstanding as of January 30, 2024.

PART I

Item 1. Description of Business

DESCRIPTION OF BUSINESS

We are development stage company commencing operations in software and travel industry. We intend to provide an online platform for private and group adventures in Georgia, Caucasus mountains region.and Tenerife Spain. Our principal executive office is located at Petonal el Cerezo 8, 2A Los Realejos 38410, Tenerife, Spain. Our phone number is (702) 833-9604.

We plan to develop a travel oriented online platform with the following features:

-	booking multi-day private and group tours.
-	tour guide ranking algorithm by professional experience and clients’ feedbacks.
-	artificial intelligence-based algorithm for tour choosing.
-	integrated CRM system for tour suppliers.
-	integrated guides by topic (Georgian wine guide, Georgian cuisine guide etc.)
-	tour experience pictures and video sharing algorithm.
-	24-hours chat support.

Before we launch our platform, we are testing tours on the following topics:

-	Georgian wine tour.
-	The Caucasus mountains retreat.
-	Old Tbilisi tour.
-	Tenerife wine tour
-	Tenerife surf lessons for beginners.

Additionally, we have launched our website (kheoba.com). It is tailored for perspective Kheoba guides. We will try to attract various signature tour guides, whether they are companies or individual guides. They will pay us for access to our CRM program, hosted on kheoba.com. Our CRM program enables efficient tour management.

The program includes widgets, various calculators - everything necessary for such an assistant for the guide. Additionally, as an additional revenue stream, we can sell this platform to a tour agency that already provides it to their clients.

Our earnings will come from an annual access fee, essentially an annual subscription. An agent will pay $500 or $1000 per year and gains full access to this platform with support.

Alternatively, a company with five or six in-house guides who can also use our platform, the firm itself, can pay us $3,000 to $4,000.

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

Employees; Identification of Certain Significant Employees.

We have no employees other than our sole officer and director, Gaga Gvenetadze who currently devotes approximately twenty hours per week to company matters.

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

DESCRIPTION OF PROPERTY

Our business office is located at Petonal el Cerezo 8, 2A Los Realejos 38410, Tenerife, Spain. This address was provided by sole officer and president, Mr. Gvenetadze. Our telephone number is (702) 833-9604.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Properties.

We do not own any real estate or other properties.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

Our common stock is not currently traded on any exchange. We cannot assure that any market for the shares will develop or be sustained.

HOLDERS

As of January 30, 2024, the Company had 8,092,000 shares of our common stock issued and outstanding held by our shareholders.

DIVIDENDS

No cash dividends were paid on our shares of common stock during the fiscal years ended October 31, 2023 and 2022.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

We have no equity compensation or stock option plans.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On August 1, 2021 the Company issued 6,000,000 shares of common stock to a director for consideration of $6,000 at par value $0.001 per share.

During September 2023 the Company issued 427,000 shares of common stock for cash proceeds of $8,540 at $0.02 per share.

During October 2023 the Company issued 868,000 shares of common stock for cash proceeds of $17,360 at $0.02 per share.

As of October 31, 2023 and 2022, the Company had 7,295,000 and 6,000,000 shares issued and outstanding, respectively.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Results of operations for the years ended October 31, 2023 and 2022

During the year ended October 31, 2023 we generated revenue of $16,000. Total revenue increased for the year ended October 31, 2023 compared to the year ended October 31, 2022 due to the launch of the Company's websites, attracting new customers. Total operating expenses for the year ended October 31, 2023 were $16,047. The operating expenses included general and administrative expenses. Our net loss was $47.

During the year ended October 31, 2022 we generated revenue of $4,000. Total operating expenses for the year ended October 31, 2022 were $12,495. The operating expenses included general and administrative expenses. Our net loss was $8,495.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2023, our total assets were $32,695. Total assets were comprised of $29,778 in current assets and $2,917 in website development costs.

As at October 31, 2023, our current liabilities were $10,207 and stockholders’ equity was $22,488.

CASH FLOWS FROM OPERATING ACTIVITIES

For the year ended October 31, 2023 net cash flows used in operating activities was $11,127.

For the year ended October 31, 2022 net cash flows used in operating activities was $3,995.

CASH FLOWS FROM INVESTING ACTIVITIES

For the years ended October 31, 2023 and 2022 we have generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended October 31, 2023 net cash flows provided in financing activities was $25,900.

For the year ended October 31, 2022 we have generated $0 in financing activities.

Critical Accounting Policies

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

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s financial reporting.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The Company's financial statements for the years ended October 31, 2023 and 2022, immediately follow.

8

KHEOBA CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kheoba Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kheoba Corp. (“the Company”) as of October 31, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended October 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and requires financing from related parties for operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2021. Spokane, Washington
January 29, 2024

KHEOBA CORP.

BALANCE SHEETS

	October 31, 2023	October 31, 2022
ASSETS
Cash on hand	$16,778	$2,005
Prepaid expenses	13,000	-
Total current assets	29,778	2,005

Website Development Costs, Net	2,917	3,500
Total Assets	$32,695	$5,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,537	$4,500
Deferred revenue	3,300	-
Related party loan	4,370	4,370
Total current liabilities	10,207	8,870

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,295,000 and 6,000,000 shares issued and outstanding at par	7,295	6,000
Additional paid in capital	24,605	-
Accumulated deficit	(9,412)	(9,365)
Total Stockholders’ Equity	22,488	(3,365)
Total Liabilities and Stockholders’ Equity	$32,695	$5,505

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF OPERATIONS

	Year ended October 31, 2023	Year ended October 31, 2022

REVENUES	$16,000	$4,000

OPERATING EXPENSES
General and Administrative Expenses	16,047	12,495
TOTAL OPERATING EXPENSES	16,047	12,495

NET INCOME (LOSS) FROM OPERATIONS	(47)	(8,495)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(47)	$(8,495)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,088,232	6,000,000

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, October 31, 2021	6,000,000	$6,000	$-	$(870)	$5,130

Net loss for the year ended October 31, 2022	-	-	-	(8,495)	(8,495)

Balance, October 31, 2022	6,000,000	$6,000	$-	$(9,365)	$(3,365)

Common shares issued for cash	1,295,000	1,295	24,605	-	25,900
Net income (loss) for the year ended October 31, 2023	-	-	-	(47)	(47)

Balance, October 31, 2023	7,295,000	$7,295	$24,605	$(9,412)	$22,488

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	October 31, 2023	October 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(47)	$(8,495)
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation Expense	583	-
Deferred Revenue	3,300	-
Prepaid Expenses	(13,000)	-
Accounts payable	(1,963)	4,500
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES	(11,127)	(3,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	25,900	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,900	-

Net increase (decrease) in cash and equivalents	14,773	(3,995)
Cash and equivalents at beginning of the period	2,005	6,000
Cash and equivalents at end of the period	$16,778	$2,005

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

YEAR ENDED OCTOBER 31, 2023

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Kheoba Corp. (referred as the “Company”, “we”, “our”) was Incorporated in the State of Nevada and established on July 27, 2021. We are development stage company in software development and travel industry. We are offering group adventures in Georgia, Caucasus mountains region and Tenerife, Spain. We intend to develop and provide an online platform for private and group adventures in Georgia, Caucasus mountains region and Tenerife, Spain. We have launched two websites: https://georgiahikewinetours.com/ and https://tenerifesurfwinetours.com/ to promote our activity. Additionally, we have launched our website (kheoba.com). It is tailored for perspective Kheoba guides.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $9,412 at October 31, 2023, revenue of $16,000 for the year ended October 31, 2023. The Company has Related party loan of $4,370 on the balance sheet at October 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company owes $4,370 in Related Party Loan currently to director as per incorporation expenses of October 31, 2023.

Website Development Costs

The Company amortizes these costs using the straight-line method over a period of three years, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

In May 2022 the Company capitalized website development costs of $3,500 which will be amortized over three years. As of October 31, 2023, the total amount of website development cost was $3,500 and the amortization expense was $583. The Company expects to recognize amortization expense of $1,167 for the fiscal year ending October 31, 2024, amortization expense of $1,167 for the fiscal year ending October 31, 2025, and amortization expense of $583 for the fiscal year ending October 31, 2026.

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

The tour includes customized tourist attractions and viewpoints in the Caucasus Mountains region. The company can arrange comfortable accommodations for the duration of the tour, such as hotels or lodges situated in picturesque locations near the Caucasus Mountains. The company handles transportation logistics, including airport transfers and transportation between various destinations throughout the tour. As stated, the tour is guided, so the company provides experienced guides who are knowledgeable about the region's history, culture, and natural beauty. The company organizes suitable activities for participants, taking into account their preferences and fitness levels.

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

The Company collects payment from customers before the service is provided. When deposits are collected before the service is provided, the Company recognizes deferred income until the customer signs the act of acceptance. The Our performance obligation to plan and arrange trip are met when we finished with planning and arranging for the customers. Our performance obligation to perform assistance during the tour if needed is met when the tour is over in case no assistance is requested. Our obligation to perform the guided tours is met when we finish the guided tour and indication that guided tour is finished is signed by customers the act of acceptance of our services. The company determines that the obligation for guided tour is satisfied when the customer signs the act of acceptance. We consider the signing of the act of acceptance as the point in time when promised services is transferred to the customer. As of October 31, 2023 and 2022, deferred revenue was $3,300 and $0, respectively.

Revenue Concentration

The following is a summary of customers that represent greater than 10% of total sales for the periods presented:

	October 31,
	2023	2022
Customer A	-	100%
Customer B	14%	-
Customer C	26%	-
Customer D	19%	-
Customer E	21%	-
Customer F	21%	-

For the years ended October 31, 2023 and 2022, revenue concentration was low due to the fact that our customers are not regular customers.

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

As of October 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of October 31, 2023, the Company owed $4,370 to the Company’s sole director, Gaga Gvenetadze for the Company’s working capital purposes. The amount is outstanding and payable upon request.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On August 1, 2021 the Company issued 6,000,000 shares of common stock to a director for consideration of $6,000 at par value $0.001 per share.

During September 2023 the Company issued 427,000 shares of common stock for cash proceeds of $8,540 at $0.02 per share.

During October 2023 the Company issued 868,000 shares of common stock for cash proceeds of $17,360 at $0.02 per share.

There were 7,295,000 shares of common stock issued and outstanding as of October 31, 2023.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Gaga Gvenetadze, has agreed to provide his own premise under office needs. He will not take any fee for these premises; it is for free use.

NOTE 7 – INCOME TAXES

The components of the Company’s provision for federal income tax for the year ended October 31, 2023 and the year ended October 31, 2022 consists of the following:

	October 31, 2023	October 31, 2022
Federal income tax benefit attributable to:
Current operations	$9,412	$9,365
Less: valuation allowance	(9,412)	(9,365)
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2023	October 31, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$1,977	$1,967
Less: valuation allowance	(1,977)	(1,967)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $9,412 as of October 31, 2023, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to October 31, 2023 through January 30, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

During November 2023 the Company issued 797,000 shares of common stock for cash proceeds of $15,940 at $0.02 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2023, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.

2. The Company lacks appropriate information technology controls – As of October 31, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2023 based on criteria established in Internal Control-Integrated Framework issued by COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended October 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

The names, ages and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Positions
Gaga Gvenetadze 24 Vazha-Pshavela St., Tbilisi, Georgia 0105	29	President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Gaga Gvenetadze

Gaga Gvenetadze has acted as our President, Secretary, Treasurer and sole Director since our incorporation on July 27, 2021. Mr. Gvenetadze owns 100% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Gvenetadze was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Mr. Gvenetadze has a master’s degree from Georgian Technical University, Faculty of Informatics and Control Systems in 2017. Since 2015 till 2020, he worked as a team lead software developer for “Evolution Gaming”, LLC. Since 2020 he has been working as a freelance software developer. We believe that Mr. Gvenetadze’s specific experience, qualifications and skills will enable to develop our business.

During the past ten years, Mr. Gvenetadze has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Gvenetadze was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Gvenetadze’s involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5. Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

DIRECTOR INDEPENDENCE

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

AUDIT COMMITTEE, COMPENSATION COMMITTEE, AND FINANCIAL EXPERT

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the sole director.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The sole director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the sole director and we do not have any specific process or procedure for evaluating such nominees. The sole director will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our sole director may do so by directing a written request addressed to our president and director, at the address appearing on the first page of this prospectus.

CODE OF ETHICS

The Company has not adopted a formal written code of ethics due to the small size of the organization and start-up nature, along with the fact that the Company’s sole employee is also the sole member of management and sole director.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years October 31, 2023 and 2022:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Gaga Gvenetadze, President,	2023	0	0	0	0	0	0	0	0
Director, Treasurer and Secretary	2022	0	0	0	0	0	0	0	0

Our sole officer and director has not received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to any officer or any member of our board of directors.

EMPLOYMENT AGREEMENTS

There are no current employment agreements between the company and its officers.

Mr. Gvenetadze currently devotes approximately twenty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this form 10-K, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 7,295,000 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Gaga Gvenetadze	6,000,000	82%

Item 13. Certain Relationships and Related Transactions

On August 1, 2021, we issued a total of 6,000,000 shares of restricted common stock to Gaga Gvenetadze, our sole officer and director in consideration of $6,000.

Further, Mr. Gvenetadze has advanced funds to us. As of October 31, 2023, Mr. Gvenetadze advanced us $4,370. Mr. Gvenetadze will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Mr. Gvenetadze. Mr. Gvenetadze will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Mr. Gvenetadze does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Gvenetadze or the repayment of the funds to Mr. Gvenetadze. The entire transaction was oral.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to our company for the years ended October 31, 2023 and 2022 for professional services rendered by FRUCI & ASSOCIATES II, PLLC, the independent auditor:

Fees	2023	2022
Audit Fees	$11,521	$11,750
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$11,521	$11,750

PART IV

Item 15. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Tbilisi, Georgia on January 30, 2024.

KHEOBA CORP.

By:	/s/ Gaga Gvenetadze
Name:	Gaga Gvenetadze
Title:	President
(Principal Executive, Financial and Accounting Officer)

