Form 10-Q
period 2024-01-31
KHEOBA CORP.
filed 2024-03-12
CIK 1909770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2024

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,092,000 common shares issued and outstanding as of March 12, 2024.

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

KHEOBA CORP.

BALANCE SHEETS

	January 31, 2024 (Unaudited)	October 31, 2023
ASSETS
Cash on hand	$30,872	$16,778
Prepaid expenses	-	13,000
Total current assets	30,872	29,778

Software Development Costs, net	13,000	-
Website Development Costs, net	2,625	2,917
Total Assets	$46,497	$32,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$-	$2,537
Deferred revenue	-	3,300
Related party loan	4,370	4,370
Total current liabilities	4,370	10,207

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 8,092,000 and 7,295,000 shares issued and outstanding at par	8,092	7,295
Additional paid in capital	39,748	24,605
Accumulated deficit	(5,713)	(9,412)
Total Stockholders’ Equity	42,127	22,488
Total Liabilities and Stockholders’ Equity	$46,497	$32,695

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF OPERATIONS

	Three months ended January 31, 2024 (Unaudited)	Three months ended January 31, 2023 (Unaudited)

REVENUES	$10,300	$-

OPERATING EXPENSES
General and Administrative Expenses	6,601	-
TOTAL OPERATING EXPENSES	6,601	-

NET INCOME (LOSS) FROM OPERATIONS	3,699	-

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$3,699	$-

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,820,308	6,000,000

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Deficit	Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Balance, October 31, 2022	6,000,000	$6,000	$-	$(9,365)	$(3,365)

Net loss for the quarter ended January 31, 2023	-	-	-	-	-

Balance, January 31, 2023	6,000,000	$6,000	$-	$(9,365)	$(3,365)

Balance, October 31, 2023	7,295,000	$7,295	$24,605	$(9,412)	$22,488

Common shares issued for cash	797,000	797	15,143		15,940
Net income for the quarter ended January 31, 2024	-	-	-	3,699	3,699

Balance, January 31, 2024	8,092,000	$8,092	$39,748	$(5,713)	$42,127

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	January 31, 2024 (Unaudited)	January 31, 2023 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,699	$-
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation Expense	292	-
Deferred Revenue	(3,300)	-
Prepaid Expenses	13,000	-
Accounts payable	(2,537)	-
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,154	-

CASH FLOWS FROM INVESTING ACTIVITIES
Software Development Costs	(13,000)	-
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	15,940	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	15,940	-

Net increase (decrease) in cash and equivalents	14,094	-
Cash and equivalents at beginning of the period	16,778	2,005
Cash and equivalents at end of the period	$30,872	$2,005

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED JANUARY 31, 2024

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Kheoba Corp. (referred as the “Company”, “we”, “our”) was Incorporated in the State of Nevada and established on July 27, 2021. The Company is developing in software development and travel industry. We are offering group adventures in Georgia, Caucasus mountains region and Tenerife, Spain. We intend to develop and provide an online platform for private and group adventures in Georgia, Caucasus mountains region and Tenerife, Spain. We have launched two websites: https://georgiahikewinetours.com/ and https://tenerifesurfwinetours.com/ to promote our activity. Additionally, we have launched our website (kheoba.com). It is tailored for perspective Kheoba guides.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $5,713 at January 31, 2024, revenue of $10,300 for the three-month ended January 31, 2024. The Company has Related party loan of $4,370 on a balance sheet at January 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is October 31.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2024 are not necessarily indicative of the results to be expected for the year ending October 31, 2024.

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

The Company owes $4,370 in Related Party Loan currently to director as per incorporation expenses of January 31, 2024.

Website Development Costs

The Company amortizes these costs using the straight-line method over a period of three years, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

In May 2022 the Company capitalized website development costs of $3,500 which will be amortized over three years. As of January 31, 2024, the total amount of website development cost was $3,500 and the amortization expense was $875. The Company expects to recognize amortization expense of $875 for the remainder of the fiscal year ending October 31, 2024, amortization expense of $1,167 for the fiscal year ending October 31, 2025, and amortization expense of $583 for the fiscal year ending October 31, 2026.

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

Software Development Costs

The Company amortizes these costs using the straight-line method over a period of three years, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

In January 2024 the Company capitalized website development costs of $13,000 which will be amortized over three years. The Company expects to recognize amortization expense of $3,250 for the fiscal year ending October 31, 2024, amortization expense of $4,333 for the fiscal year ending October 31, 2025, amortization expense of $4,333 for the fiscal year ending October 31, 2026 and amortization expense of $1,084 for the fiscal year ending October 31, 2027.

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

The Company derives revenues from selling tourism programs and certain modules of our Customer Relationship Management (CRM) Software (the "Software").

Tourism Programs

We have sold six 'Caucasus Mountains Retreat' tourism programs to six sets of participants. Some of these participants opted for additional tours, including the 'Old Tbilisi One Day Tour' and the 'Old Tbilisi 3 Days Tour'. The 'Caucasus Mountains Retreat' is a 5-day guided tour priced at $550 per person. The 'Old Tbilisi One Day Tour' is available at $50 per person, while the 'Old Tbilisi 3 Days Tour' costs $200 per person. Our primary offering is the 'Caucasus Mountains Retreat' program.

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

The Company collects payment from customers before the service is provided. When deposits are collected before the service is provided, the Company recognizes deferred income until the customer signs the act of acceptance. The Our performance obligation to plan and arrange trip are met when we finished with planning and arranging for the customers. Our performance obligation to perform assistance during the tour if needed is met when the tour is over in case no assistance is requested. Our obligation to perform the guided tours is met when we finish the guided tour and indication that guided tour is finished is signed by customers the act of acceptance of our services. The company determines that the obligation for guided tour is satisfied when the customer signs the act of acceptance. We consider the signing of the act of acceptance as the point in time when promised services is transferred to the customer. As of January 31, 2024 and October 31, 2023, deferred revenue was $0 and $3,300, respectively.

CRM Software

We have CRM software comprising various components, modules, or blocks. Buyers might be interested in purchasing certain modules of our Software, to meet its business requirements. Task Report, Revenue Graph, My Deals by Milestones and Daily sales comparison modules were purchased on 10/26/2023.

Following the guidelines of the relevant accounting standards (ASC 606), we recognize revenue when we satisfy a performance obligation. In our case, this occurs at the point of product delivery or service completion.

The process begins with the issuance of an invoice to our client. This step signifies our formal request for payment for the services agreed upon or products to be delivered. Subsequent to issuing an invoice, we receive payment from the client. This step demonstrates the client's commitment and willingness to pay for our services or products. The pivotal moment in our revenue recognition process is the delivery of the product or the completion of the service to our client. This is when we have fulfilled our performance obligation. The delivery marks the transfer of control of the software product or service from our company to the client, which is the critical event for revenue recognition.

For pricing our software, we start by understanding all costs involved (both direct and indirect) to ensure our pricing covers expenses and secures profitability. Additionally, we assess the value our software delivers to customers, focusing on the benefits and solutions it provides. We investigate competitor pricing and market expectations to inform our pricing strategy. We select a model that fits our product and market, such as flat rate, subscription, usage-based, or feature-based tiering.

The following table presents the Company’s revenue disaggregated based on revenue source for the three months ended January 31, 2024 and 2023:

	Three Months Ended
	January 31
	2024	2023
CRM Software	$7,000	$-
Tourism Programs	$3,300	$-
Total Revenue	$10,300	$-

Revenue Concentration

The following is a summary of customers that represent greater than 10% of total sales for the periods presented:

	January 31,
	2024	2023
Customer A	68%	-
Customer B	32%	-

For the three months ended January 31, 2024, revenue concentration was low due to the fact that our customers are not regular customers.

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

As of January 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of January 31, 2024, the Company owed $4,370 to the Company’s sole director, Gaga Gvenetadze for the Company’s working capital purposes. The amount is outstanding and payable upon request.

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

During November 2023 the Company issued 755,000 shares of common stock for cash proceeds of $15,100 at $0.02 per share.

During December 2023 the Company issued 42,000 shares of common stock for cash proceeds of $840 at $0.02 per share.

There were 8,092,000 shares of common stock issued and outstanding as of January 31, 2024.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Gaga Gvenetadze, has agreed to provide his own premise under office needs. He will not take any fee for these premises; it is for free use.

NOTE 7 – INCOME TAXES

The components of the Company’s provision for federal income tax for the three months ended January 31, 2024 and the year ended October 31, 2023 consists of the following:

	January 31, 2024	October 31, 2023
Federal income tax benefit attributable to:
Current operations	$5,713	$9,412
Less: valuation allowance	(5,713)	(9,412)
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2024	October 31, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$1,199	$1,977
Less: valuation allowance	(1,199)	(1,977)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $5,713 as of January 31, 2024, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to January 31, 2024 through March 12, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

DESCRIPTION OF BUSINESS

Description of Business

We are development stage company commencing operations in software and travel industry. We intend to provide an online platform for private and group adventures in Georgia, Caucasus mountains region and Tenerife Spain. Our principal executive office is located at Petonal el Cerezo 8, 2A Los Realejos 38410, Tenerife, Spain. Our phone number is (702) 833-9604.

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

Employees; Identification of Certain Significant Employees

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

Results of operations for the three months ended January 31, 2024 and 2023

During the three months ended January 31, 2024 we generated revenue of $10,300. Total operating expenses for the three months ended January 31, 2024 were $6,601. The operating expenses included general and administrative expenses. Our net income was $3,699.

During the three months ended January 31, 2023 we did not generate any revenue and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2024, our total assets were $46,497. Total assets were comprised of $30,872 in current assets, $2,625 in website development costs and $13,000 in software development costs.

As at January 31, 2024, our current liabilities were $4,370 and stockholders’ equity was $42,127.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended January 31, 2024 net cash flows used in operating activities was positive $11,154.

For the three months ended January 31, 2023 we have generated no cash used in operating activities.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended January 31, 2024 net cash flows used in investing activities was $13,000.

For the three months ended January 31, 2023 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended January 31, 2024 net cash flows used in financing activities was $15,940.

For the three months ended January 31, 2023 we have generated no cash used in financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Tenerife, Spain on March 12, 2024.

KHEOBA CORP.

By:	/s/ Gaga Gvenetadze
Name:	Gaga Gvenetadze
Title:	President
(Principal Executive, Financial and Accounting Officer)

