Form 10-Q
period 2024-04-30
KHEOBA CORP.
filed 2024-06-11
CIK 1909770

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2024

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,092,000 common shares issued and outstanding as of June 11, 2024.

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

KHEOBA CORP.

BALANCE SHEETS

	April 30, 2024 (Unaudited)	October 31, 2023
ASSETS
Cash on hand	$1,385	$16,778
Prepaid expenses	20,000	13,000
Total current assets	21,385	29,778

Software Development Costs, net	11,917	-
Website Development Costs, net	2,333	2,917
Total Assets	$35,635	$32,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$-	$2,537
Deferred revenue	-	3,300
Related party loan	4,370	4,370
Total current liabilities	4,370	10,207

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 8,092,000 and 7,295,000 shares issued and outstanding at par	8,092	7,295
Additional paid in capital	39,748	24,605
Accumulated deficit	(16,575)	(9,412)
Total Stockholders’ Equity	31,265	22,488
Total Liabilities and Stockholders’ Equity	$35,635	$32,695

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF OPERATIONS

	Three months ended April 30, 2024 (Unaudited)	Three months ended April 30, 2023 (Unaudited)	Six months ended April 30, 2024 (Unaudited)	Six months ended April 30, 2023 (Unaudited)

REVENUES	$-	$9,400	$10,300	$9,400

OPERATING EXPENSES
General and Administrative Expenses	10,862	1,004	17,463	1,004
TOTAL OPERATING EXPENSES	10,862	1,004	17,463	1,004

NET INCOME (LOSS) FROM OPERATIONS	(10,862)	8,396	(7,163)	8,396

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(10,862)	$8,396	$(7,163)	$8,396

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,092,000	6,000,000	8,037,712	6,000,000

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Balance, October 31, 2022	6,000,000	$6,000	$-	$(9,365)	$(3,365)

Net loss for the quarter ended January 31, 2023	-	-	-	-	-

Balance, January 31, 2023	6,000,000	$6,000	$-	$(9,365)	$(3,365)

Net income for the quarter ended April 30, 2023	-	-	-	8,396	8,396

Balance, April 30, 2023	6,000,000	$6,000	$-	$(969)	$5,031

Balance, October 31, 2023	7,295,000	$7,295	$24,605	$(9,412)	$22,488

Common shares issued for cash	797,000	797	15,143		15,940
Net income for the quarter ended January 31, 2024	-	-	-	3,699	3,699

Balance, January 31, 2024	8,092,000	$8,092	$39,748	$(5,713)	$42,127

Net loss for the quarter ended April 30, 2024	-	-	-	(10,862)	(10,862)

Balance, April 30, 2024	8,092,000	$8,092	$39,748	$(16,575)	$31,265

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	April 30, 2024 (Unaudited)	April 30, 2023 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,163)	$8,396
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Depreciation Expense	1,667	-
Deferred Revenue	(3,300)	-
Prepaid Expenses	(7,000)	-
Accounts payable	(2,537)	(4,500)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(18,333)	3,896

CASH FLOWS FROM INVESTING ACTIVITIES
Software Development Costs	(13,000)	-
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,000)	-

Proceeds from the Sale of Common Stock	15,940	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	15,940	-

Net increase (decrease) in cash and equivalents	(15,393)	3,896
Cash and equivalents at beginning of the period	16,778	2,005
Cash and equivalents at end of the period	$1,385	$5,901

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED APRIL 30, 2024

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

As reflected in the financial statements, the Company had an accumulated deficit of $16,575 at April 30, 2024, revenue of $10,300 for the six-month ended April 30, 2024. The Company has Related party loan of $4,370 on a balance sheet at April 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is October 31.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2024 are not necessarily indicative of the results to be expected for the year ending October 31, 2024.

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

The Company owes $4,370 in Related Party Loan currently to director as per incorporation expenses of April 30, 2024.

Website Development Costs

The Company amortizes these costs using the straight-line method over a period of three years, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

In May 2022 the Company capitalized website development costs of $3,500 which will be amortized over three years. As of April 30, 2024, the total amount of website development cost was $3,500 and the amortization expense was $1,167. The Company expects to recognize amortization expense of $584 for the remainder of the fiscal year ending October 31, 2024, amortization expense of $1,167 for the fiscal year ending October 31, 2025, and amortization expense of $583 for the fiscal year ending October 31, 2026.

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

In January 2024 the Company capitalized website development costs of $13,000 which will be amortized over three years. As of April 30, 2024, the total amount of website development cost was $13,000 and the amortization expense was $1,083. The Company expects to recognize amortization expense of $2,167 for the fiscal year ending October 31, 2024, amortization expense of $4,333 for the fiscal year ending October 31, 2025, amortization expense of $4,333 for the fiscal year ending October 31, 2026 and amortization expense of $1,084 for the fiscal year ending October 31, 2027.

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

The Company collects payment from customers before the service is provided. When deposits are collected before the service is provided, the Company recognizes deferred income until the customer signs the act of acceptance. The Our performance obligation to plan and arrange trip are met when we finished with planning and arranging for the customers. Our performance obligation to perform assistance during the tour if needed is met when the tour is over in case no assistance is requested. Our obligation to perform the guided tours is met when we finish the guided tour and indication that guided tour is finished is signed by customers the act of acceptance of our services. The company determines that the obligation for guided tour is satisfied when the customer signs the act of acceptance. We consider the signing of the act of acceptance as the point in time when promised services is transferred to the customer. As of April 30, 2024 and October 31, 2023, deferred revenue was $0 and $3,300, respectively.

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

Segment Reporting

The following table presents the Company’s revenue disaggregated based on revenue source for the three and six months ended April 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	April 30		April 30
	2024	2023	2024	2023
CRM Software	$-	$-	$7,000	$-
Tourism Programs	$-	$9,400	$3,300	$9,400
Total Revenue	$-	$9,400	$10,300	$9,400

Revenue Concentration

The following is a summary of customers that represent greater than 10% of total sales for the periods presented:

	Six months ended April 30,
	2024	2023
Customer A	68%	-
Customer B	32%	-
Customer C	-	23%
Customer D	-	45%
Customer E	-	32%

For the six months ended April 30, 2024, revenue concentration was low due to the fact that our customers are not regular customers.

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

As of April 30, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of April 30, 2024, the Company owed $4,370 to the Company’s sole director, Gaga Gvenetadze for the Company’s working capital purposes. The amount is outstanding and payable upon request.

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

There were 8,092,000 shares of common stock issued and outstanding as of April 30, 2024.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Gaga Gvenetadze, has agreed to provide his own premise under office needs. He will not take any fee for these premises; it is for free use.

NOTE 7 – INCOME TAXES

The components of the Company’s provision for federal income tax for the six months ended April 30, 2024 and the year ended October 31, 2023 consists of the following:

	April 30, 2024	October 31, 2023
Federal income tax benefit attributable to:
Current operations	$16,575	$9,412
Less: valuation allowance	(16,575)	(9,412)
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2024	October 31, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$3,481	$1,977
Less: valuation allowance	(3,481)	(1,977)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $16,575 as of April 30, 2024, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to April 30, 2024 through June 11, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of operations for the three and six months ended April 30, 2024 and 2023

During the three months ended April 30, 2024 we did not generate any revenue. Total operating expenses for the three months ended April 30, 2024 were $10,862. The operating expenses included general and administrative expenses. Our net loss was $10,862.

During the three months ended April 30, 2023 we generated revenue of $9,400. Total operating expenses for the three months ended April 30, 2023 were $1,004. The operating expenses included general and administrative expenses. Our net income was $8,396.

During the six months ended April 30, 2024 we generated revenue of $10,300. Total operating expenses for the six months ended April 30, 2024 were $17,463. The operating expenses included general and administrative expenses. Our net loss was $7,163.

During the six months ended April 30, 2023 we generated revenue of $9,400. Total operating expenses for the six months ended April 30, 2023 were $1,004. The operating expenses included general and administrative expenses. Our net income was $8,396.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2024, our total assets were $35,635. Total assets were comprised of $1,385 in current assets, $2,333 in website development costs and $11,917 in software development costs.

As at April 30, 2024, our current liabilities were $4,370 and stockholders’ equity was $31,265.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended April 30, 2024 net cash flows used in operating activities was $18,333.

For the six months ended April 30, 2023 net cash flows provided by operating activities was $3,896.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended April 30, 2024 net cash flows used in investing activities was $13,000.

For the six months ended April 30, 2023 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended April 30, 2024 net cash flows used in financing activities was $15,940.

For the six months ended April 30, 2023 we have generated no cash used in financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Tenerife, Spain on June 11, 2024.

KHEOBA CORP.

By:	/s/ Gaga Gvenetadze
Name:	Gaga Gvenetadze
Title:	President
(Principal Executive, Financial and Accounting Officer)

