Form 10-Q
period 2024-07-31
KHEOBA CORP.
filed 2024-09-16
CIK 1909770

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2024

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

+1 (702) 920-3738

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,092,000 common shares issued and outstanding as of September 13, 2024.

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

KHEOBA CORP.

BALANCE SHEETS

	July 31, 2024 (Unaudited)	October 31, 2023
ASSETS
Cash on hand	$10,839	$16,778
Prepaid expenses	-	13,000
Total current assets	10,839	29,778

Software Development Costs, net	21,833	-
Website Development Costs, net	8,613	2,917
Total Assets	$41,285	$32,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,000	$2,537
Deferred revenue	-	3,300
Notes payable	15,000	-
Related party loan	4,370	4,370
Total current liabilities	29,370	10,207

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 8,092,000 and 7,295,000 shares issued and outstanding at par	8,092	7,295
Additional paid in capital	39,748	24,605
Accumulated deficit	(35,925)	(9,412)
Total Stockholders’ Equity	11,915	22,488
Total Liabilities and Stockholders’ Equity	$41,285	$32,695

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF OPERATIONS

	Three months ended July 31, 2024 (Unaudited)	Three months ended July 31, 2023 (Unaudited)	Nine Months ended July 31, 2024 (Unaudited)	Nine months ended July 31, 2023 (Unaudited)

REVENUES	$21,815	$6,600	$32,115	$16,000
Cost of goods sold	10,000	-	10,000	-
Gross Profit	11,815	6,600	22,115	16,000

OPERATING EXPENSES
General and Administrative Expenses	6,934	292	8,612	929
Professional Fees	24,231	8,806	40,016	9,810
TOTAL OPERATING EXPENSES	31,165	9,098	48,628	10,102

NET INCOME (LOSS) FROM OPERATIONS	(19,350)	(2,498)	(26,513)	5,898

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(19,350)	$(2,498)	$(26,513)	$5,898

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,092,000	6,000,000	8,058,727	6,000,000

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Balance, October 31, 2022	6,000,000	$6,000	$-	$(9,365)	$(3,365)

Net loss for the quarter ended January 31, 2023	-	-	-	-	-

Balance, January 31, 2023	6,000,000	6,000	-	(9,365)	(3,365)

Net income for the quarter ended April 30, 2023	-	-	-	8,396	8,396

Balance, April 30, 2023	6,000,000	6,000	-	(969)	5,031

Net loss for the quarter ended July 31, 2023	-	-	-	(2,498)	(2,498)

Balance, July 31, 2023	6,000,000	$6,000	$-	$(3,467)	$2,533

Balance, October 31, 2023	7,295,000	$7,295	$24,605	$(9,412)	$22,488

Common shares issued for cash	797,000	797	15,143		15,940
Net income for the quarter ended January 31, 2024	-	-	-	3,699	3,699

Balance, January 31, 2024	8,092,000	8,092	39,748	(5,713)	42,127

Net loss for the quarter ended April 30, 2024	-	-	-	(10,862)	(10,862)

Balance, April 30, 2024	8,092,000	8,092	39,748	(16,575)	31,265

Net loss for the quarter ended July 31, 2024	-	-	-	(19,350)	(19,350)

Balance, July 31, 2024	8,092,000	$8,092	$39,748	$(35,925)	11,915

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	July 31, 2024 (Unaudited)	July 31, 2023 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(26,513)	$5,898
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Depreciation Expense	4,601	291
Deferred Revenue	(3,300)	-
Prepaid Expenses	13,000	-
Accounts payable	7,463	(4,160)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,749)	2,029

CASH FLOWS FROM INVESTING ACTIVITIES
Software Development Costs	(24,000)	-
Website Development Costs	(8,130)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(32,130)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable	15,000	-
Proceeds from the Sale of Common Stock	15,940	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	30,940	-

Net increase (decrease) in cash and equivalents	(5,939)	2,029
Cash and equivalents at beginning of the period	16,778	2,005
Cash and equivalents at end of the period	$10,839	$4,034

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

NOTES TO THE INTERIM UNAUDITED FINANCIAL STATEMENTS

NINE MONTHS ENDED JULY 31, 2024

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

As reflected in the financial statements, the Company had an accumulated deficit of $35,925 at July 31, 2024, revenue of $32,115 for the nine-month ended July 31, 2024. The Company has Related party loan of $4,370 on a balance sheet at July 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is October 31.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2024 are not necessarily indicative of the results to be expected for the year ending October 31, 2024.

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

The Company owes $4,370 in Related Party Loan currently to director as per operating expenses of July 31, 2024.

Website Development Costs

The Company amortizes these costs using the straight-line method over a period of three years, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

In May 2022 the Company capitalized website development costs of $3,500 which will be amortized over three years. As of July 31, 2024, the total amount of website development cost was $3,500 and the amortization expense was $1,458. The Company expects to recognize amortization expense of $292 for the remainder of the fiscal year ending October 31, 2024, amortization expense of $1,167 for the fiscal year ending October 31, 2025, and amortization expense of $583 for the fiscal year ending October 31, 2026.

In May 2024 the Company capitalized website development costs of $8,130 which will be amortized over three years. As of July 31, 2024, the total amount of website development cost was $8,130 and the amortization expense was $1,559. The Company expects to recognize amortization expense of $677 for the fiscal year ending October 31, 2024, amortization expense of $2,710 for the fiscal year ending October 31, 2025, amortization expense of $2,710 for the fiscal year ending October 31, 2026 and amortization expense of $474 for the fiscal year ending October 31, 2027.

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

In January and July 2024, the Company capitalized software development costs of $13,000 and $11,000, respectively, which will be amortized over three years. As of July 31, 2024, the total amount of website development cost was $24,000 and the amortization expense was $2,167. The Company expects to recognize amortization expense of $2,000 for the fiscal year ending October 31, 2024, amortization expense of $8,000 for the fiscal year ending October 31, 2025, amortization expense of $8,000 for the fiscal year ending October 31, 2026 and amortization expense of $3,833 for the fiscal year ending October 31, 2027.

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

The Company derives revenues from selling tourism programs and certain modules of our Customer Relationship Management (CRM) Software (the “Software”).

Tourism Programs

We have sold six ‘Caucasus Mountains Retreat’ tourism programs to six sets of participants. Some of these participants opted for additional tours, including the ‘Old Tbilisi One Day Tour’ and the ‘Old Tbilisi 3 Days Tour’. The ‘Caucasus Mountains Retreat’ is a 5-day guided tour priced at $550 per person. The ‘Old Tbilisi One Day Tour’ is available at $50 per person, while the ‘Old Tbilisi 3 Days Tour’ costs $200 per person. Our primary offering is the ‘Caucasus Mountains Retreat’ program.

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

The tour includes customized tourist attractions and viewpoints in the Caucasus Mountains region. The company can arrange comfortable accommodations for the duration of the tour, such as hotels or lodges situated in picturesque locations near the Caucasus Mountains. The company handles transportation logistics, including airport transfers and transportation between various destinations throughout the tour. As stated, the tour is guided, so the company provides experienced guides who are knowledgeable about the region’s history, culture, and natural beauty. The company organizes suitable activities for participants, taking into account their preferences and fitness levels.

The company can organize breakfast, lunch, and dinner at selected restaurants or provide packed meals for outdoor excursions, ensuring that participants have access to nourishing and delicious food. Our company provides customer support throughout the tour, addressing any concerns or issues that participants may have.

Also, we are offering Tenerife beginner surf lessons that are thoughtfully designed to provide a fun, safe, and educational experience. Customers pay for our structured lessons, which include coaching, ocean safety instruction, and surfboard rental. In addition to the lesson fee, customers have the option to choose and pay for additional services provided by our trusted local partners, such as beachside accommodations, meal options, and transportation.

We can assist in arranging comfortable accommodations nearby, ranging from beachfront hostels to boutique hotels, so participants can fully immerse themselves in the coastal atmosphere. We also handle transportation logistics, offering shuttle services to and from the surf spots, as well as airport transfers if needed.

We can arrange meal options with local cafes and restaurants, offering fresh, nourishing meals to refuel after a surf session, or provide packed lunches for those who prefer to relax on the beach between lessons. Throughout their time with us, participants can rely on our customer support team to assist with any questions or concerns, ensuring a smooth and enjoyable experience from start to finish.

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

The Company collects payment from customers before the service is provided. When deposits are collected before the service is provided, the Company recognizes deferred income until the customer signs the act of acceptance. The Our performance obligation to plan and arrange trip are met when we finished with planning and arranging for the customers. Our performance obligation to perform assistance during the tour if needed is met when the tour is over in case no assistance is requested. Our obligation to perform the guided tours is met when we finish the guided tour and indication that guided tour is finished is signed by customers the act of acceptance of our services. The company determines that the obligation for guided tour is satisfied when the customer signs the act of acceptance. We consider the signing of the act of acceptance as the point in time when promised services is transferred to the customer. As of July 31, 2024 and October 31, 2023, deferred revenue was $0 and $3,300, respectively.

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

The process begins with the issuance of an invoice to our client. This step signifies our formal request for payment for the services agreed upon or products to be delivered. Subsequent to issuing an invoice, we receive payment from the client. This step demonstrates the client’s commitment and willingness to pay for our services or products. The pivotal moment in our revenue recognition process is the delivery of the product or the completion of the service to our client. This is when we have fulfilled our performance obligation. The delivery marks the transfer of control of the software product or service from our company to the client, which is the critical event for revenue recognition.

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

Segment Reporting

The following table presents the Company’s revenue disaggregated based on revenue source for the three and nine months ended July 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2024	2023	2024	2023
CRM Software	$-	$-	$7,000	$-
Tourism Programs	$21,815	$6,600	$25,115	$16,000
Total Revenue	$21,815	$6,600	$32,115	$16,000

Revenue Concentration

The following is a summary of customers that represent greater than 10% of total sales for the periods presented:

	Nine months ended July 31,
	2024	2023
Customer A	22%	-
Customer B	14%	21%
Customer C	14%	-
Customer D	14%	19%
Customer E	13%	-
Customer F	13%	-
Customer G	10%	-
Customer H	-	26%
Customer I	-	20%
Customer J	-	14%

For the nine months ended July 31, 2024, revenue concentration was low due to the fact that our customers are not regular customers.

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

As of July 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – RELATED PARTY NOTE

As of July 31, 2024, the Company owed $14,370 to the Company’s sole director, Gaga Gvenetadze for the Company’s operating expenses ($4,370) and for the services provided by the Director to the Company ($10,000). The amount is outstanding and payable upon request.

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

There were 8,092,000 shares of common stock issued and outstanding as of July 31, 2024.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Gaga Gvenetadze, has agreed to provide his own premise under office needs. He will not take any fee for these premises; it is for free use.

NOTE 7 – INCOME TAXES

The components of the Company’s provision for federal income tax for the nine months ended July 31, 2024 and the year ended October 31, 2023 consists of the following:

	July 31, 2024	October 31, 2023
Federal income tax benefit attributable to:
Current operations	$35,925	$9,412
Less: valuation allowance	(35,925)	(9,412)
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2024	October 31, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$7,544	$1,977
Less: valuation allowance	(7,544)	(1,977)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $35,925 as of July 31, 2024, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 31, 2024 through September 13, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DESCRIPTION OF BUSINESS

Description of Business

We are development stage company commencing operations in software and travel industry. We intend to provide an online platform for private and group adventures in Georgia, Caucasus mountains region.and Tenerife Spain. Our principal executive office is located at Petonal el Cerezo 8, 2A Los Realejos 38410, Tenerife, Spain. Our phone number is +1 (702) 920-3738.

We are developing travel oriented online platform with the following features:

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

Currently, we have 2 sources of revenue stream: Georgia guided tours and Tenerife surf lessons for beginners.

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

Our earnings will come from an annual access fee, essentially an annual subscription. An agent will pay $500 or $1,000 per year and gains full access to this platform with support.

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

The company upon implementing its business plan expects to be in compliance with U.S. federal laws, including the U.S. Privacy Act of 1974, Health Insurance Portability and Accountability Act of 1996, Children’s Online Privacy Protection Act of 1998 (COPPA), 1999 Gramm-Leach Bliley Act that protects the rights and data of U.S. consumers, patients, minors and others.

The Nevada state laws (Nevada Revised Statutes – NRS)

CHAPTER 603A - SECURITY AND PRIVACY OF PERSONAL INFORMATION

SECURITY OF INFORMATION MAINTAINED BY DATA COLLECTORS AND OTHER BUSINESSES

State of Nevada Online Privacy Policy - Effective Date 11/25/02 | 3.03 B.

Law of Georgia in cybersecurity№6391-Ic

Law of Georgia in security and privacy of personal information №5669-PC

We will also be subject to common business and tax rules and regulations pertaining to the normal business operations.

DESCRIPTION OF PROPERTY

Our business office is located at Petonal el Cerezo 8, 2A Los Realejos 38410, Tenerife, Spain. This address was provided by sole officer and president, Mr. Gvenetadze. Our telephone number is  (702) 920-3738.

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

Results of operations for the three and nine months ended July 31, 2024 and 2023

During the three months ended July 31, 2024 we generated revenue of $21,815. The cost of goods sold for the three months ended July 31, 2024, was $10,000. Total operating expenses for the three months ended July 31, 2024 were $31,165. The operating expenses included general and administrative expenses. Our net loss was $19,350.

During the three months ended July 31, 2023 we generated revenue of $6,600. Total operating expenses for the three months ended July 31, 2023 were $9,098. The operating expenses included general and administrative expenses. Our net loss was $2,498.

During the nine months ended July 31, 2024 we generated revenue of $32,115. The cost of goods sold for the nine months ended July 31, 2024, was $10,000. Total operating expenses for the nine months ended July 31, 2024 were $48,628. The operating expenses included general and administrative expenses. Our net loss was $26,513.

During the nine months ended July 31, 2023 we generated revenue of $16,000. Total operating expenses for the nine months ended July 31, 2023 were $10,102. The operating expenses included general and administrative expenses. Our net income was $5,898.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2024, our total assets were $41,285. Total assets were comprised of $10,839 in current assets, $8,613 in website development costs and $21,833 in software development costs.

As at July 31, 2024, our current liabilities were $29,370 and stockholders’ equity was $11,915.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended July 31, 2024 net cash flows used by operating activities was $4,749.

For the nine months ended July 31, 2023 net cash flows provided by operating activities was $2,029.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended July 31, 2024 net cash flows used in investing activities was $32,130.

For the nine months ended July 31, 2023 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended July 31, 2024 net cash flows provided by financing activities was $30,940.

For the nine months ended July 31, 2023 we have generated no cash used in financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDING

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Tenerife, Spain on September 16, 2024.

KHEOBA CORP.

By:	/s/ Gaga Gvenetadze
Name:	Gaga Gvenetadze
Title:	President, Secretary, Director and Treasurer
(Principal Executive, Financial and Accounting Officer)

By:	/s/ Irakli Tatarishvili
Name:	Irakli Tatarishvili
Title:	Director

