Form 10-K
period 2024-10-31
KHEOBA CORP.
filed 2025-01-03
CIK 1909770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended October 31, 2024

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

For the transition period from __________ to __________

Commission file number 333-263020

KHEOBA CORP.
(Exact name of registrant as specified in its charter)

Nevada	7371	98-1636812
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

Petonal el Cerezo 8,

2A Los Realejos 38410,

Tenerife, Spain

+1 (702) 920-3738

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/a	N/a	N/a

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,092,000 common shares issued and outstanding as of January 3, 2025.

PART I

Item 1. Business.

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

Currently, we have two sources of revenue streams: 1) Tourist programs, including guided tours in Georgia and beginner surf lessons in Tenerife; 2) Software sales.

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

Revenue

We generate revenue from the tour suppliers (individual tour guides, travel agencies). They can purchase monthly or annual access to the platform and CRM system. The platform users (customers) can purchase monthly or annual subscription for the new adventures list and special offers. We also plan to organize group tours to test our package tours and features hypothesis.

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

Employees; Identification of Certain Significant Employees

We have no employees other than our officer and director, Gaga Gvenetadze who currently devotes approximately twenty hours per week to company matters.

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

DESCRIPTION OF PROPERTY

Our business office is located at Petonal el Cerezo 8, 2A Los Realejos 38410, Tenerife, Spain. This address was provided by the Company’s officer and president, Mr. Gvenetadze. Our telephone number is (702) 920-3738.

Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 1C. Cybersecurity.

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Item 2.  Properties.

We do not own any real estate or other properties.

Item 3.  Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is not currently traded on any exchange. We cannot assure that any market for the shares will develop or be sustained.

HOLDERS

As of January 3rd , 2025, the Company had 8,092,000 shares of our common stock issued and outstanding held by our shareholders.

DIVIDENDS

No cash dividends were paid on our shares of common stock during the fiscal years ended October 31, 2024 and 2023.

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

As of October 31, 2024 and 2023, the Company had 8,092,000 and 7,295,000 shares issued and outstanding, respectively.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Results of operations for the years ended October 31, 2024 and 2023

During the years ended October 31, 2024 and 2023 we generated revenue of $41,055 and $16,000, respectively. The increase in total revenue of $25,055 for the year ended October 31, 2024 compared to the year ended October 31, 2023 is due to an overall increase in sales volume. The cost of goods sold for the years ended October 31, 2024 and 2023 were $14,000 and $0, respectively.

Total operating expenses for the years ended October 31, 2024 and 2023 were $61,350 and $16,047, respectively. The operating expenses included general and administrative expenses. The increase in operating expenses of $45,303 for the year ended October 31, 2024 compared to the year ended October 31, 2023 is primarily due to professional fees, marketing expenses and amortization expenses.

The net loss for the years ended October 31, 2024 and 2023 was $34,295 and $47, respectively. The net loss increased due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2024 and 2023, our total assets were $36,541 and $32,695, respectively. Total assets were comprised of $19,147 in current assets ($29,778 as of October 31, 2023), $7,644 in website development costs ($2,917 as of October 31, 2023) and $9,750 in software development costs ($0 as of October 31, 2023).

As of October 31, 2024, our current liabilities were $32,408 ($10,207 as of October 31, 2023) and stockholders’ equity was $4,133 ($22,488 as of October 31, 2024).

CASH FLOWS FROM OPERATING ACTIVITIES

For the years ended October 31, 2024 and 2023 net cash flows used by operating activities was $23,132 and $11,127, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

For the years ended October 31, 2024 and 2023 net cash flows used in investing activities was $21,130 and $0, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

For the years ended October 31, 2024 and 2023 net cash flows provided by financing activities was $28,580 and $25,900, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The Company's financial statements for the years ended October 31, 2024 and 2023, immediately follow.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kheoba Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kheoba Corp. (“the Company”) as of October 31, 2024 and 2023, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended October 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, insufficient revenue, and related party loan. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

January 3, 2025

KHEOBA CORP.

BALANCE SHEETS

As of October 31, 2024 and 2023

	October 31, 2024	October 31, 2023
ASSETS
Cash and cash equivalents	$1,097	$16,778
Prepaid expenses	18,050	13,000
Total current assets	19,147	29,778

Software Development Costs, net	9,750	-
Website Development Costs, net	7,644	2,917
Total Assets	$36,541	$32,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,398	$2,537
Accounts payable - related party	14,000	-
Deferred revenue	-	3,300
Loan payable	12,945	-
Related party loan	4,065	4,370
Total current liabilities	32,408	10,207

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 8,092,000 and 7,295,000 shares issued and outstanding at par	8,092	7,295
Additional paid in capital	39,748	24,605
Accumulated deficit	(43,707)	(9,412)
Total Stockholders’ Equity	4,133	22,488
Total Liabilities and Stockholders’ Equity	$36,541	$32,695

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF OPERATIONS

For the years ended October 31, 2024 and 2023

	Year ended October 31, 2024	Year ended October 31, 2023

REVENUES	$41,055	$16,000
Cost of goods sold	14,000	-
Gross Profit	27,055	16,000

OPERATING EXPENSES
General and Administrative Expenses	12,864	1,583
Professional Fees	48,486	14,464
TOTAL OPERATING EXPENSES	61,350	16,047

NET INCOME (LOSS) FROM OPERATIONS	(34,295)	(47)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(34,295)	$(47)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,067,182	6,088,232

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended October 31, 2024 and 2023

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Balance, October 31, 2022	6,000,000	$6,000	$-	$(9,365)	$(3,365)

Common shares issued for cash	1,295,000	1,295	24,605	-	25,900
Net loss for the year ended October 31, 2023	-	-	-	(47)	(47)

Balance, October 31, 2023	7,295,000	$7,295	$24,605	$(9,412)	$22,488

Common shares issued for cash	797,000	797	15,143	-	15,940
Net loss for the year ended October 31, 2024	-	-	-	(34,295)	(34,295)

Balance, October 31, 2024	8,092,000	$8,092	$39,748	$(43,707)	$4,133

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF CASH FLOWS

For the years ended October 31, 2024 and 2023

	Year ended	Year ended
	October 31, 2024	October 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(34,295)	$(47)
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Depreciation expense	6,653	583
Deferred revenue	(3,300)	3,300
Prepaid expenses	(5,050)	(13,000)
Accounts payable	(1,140)	(1,963)
Accounts payable - related party	14,000	-
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(23,132)	(11,127)

CASH FLOWS FROM INVESTING ACTIVITIES
Software Development Costs	(13,000)	-
Website Development Costs	(8,130)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(21,130)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan payable	12,945	-
Proceeds from the sale of common stock	15,940	25,900
Related party loan	(305)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	28,580	25,900

Net increase (decrease) in cash and equivalents	(15,682)	14,773
Cash and equivalents at beginning of the period	16,778	2,005
Cash and equivalents at end of the period	$1,097	$16,778

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

YEAR ENDED OCTOBER 31, 2024

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

As reflected in the financial statements, the Company had an accumulated deficit of $43,707 at October 31, 2024, revenue of $41,055 for the year ended October 31, 2024. The Company has Related party loan of $4,065 on the balance sheet at October 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company owes $4,065 in Related Party Loan currently to director as per operating expenses of October 31, 2024.

Website Development Costs

The Company amortizes these costs using the straight-line method over a period of three years, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

In May 2022 the Company capitalized website development costs of $3,500 which will be amortized over three years. As of October 31, 2024, the total amount of website development cost was $3,500 and the amortization expense was $1,750. The Company expects to recognize amortization expense of $1,167 for the fiscal year ending October 31, 2025, and amortization expense of $583 for the fiscal year ending October 31, 2026.

In May 2024 the Company capitalized website development costs of $8,130 which will be amortized over three years. As of October 31, 2024, the total amount of website development cost was $8,130 and the amortization expense was $2,236. The Company expects to recognize amortization expense of $2,710 for the fiscal year ending October 31, 2025, amortization expense of $2,710 for the fiscal year ending October 31, 2026 and amortization expense of $474 for the fiscal year ending October 31, 2027.

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

In January 2024, the Company capitalized software development costs of $13,000, which will be amortized over three years. As of October 31, 2024, the total amount of software development cost was $13,000 and the amortization expense was $3,250. The Company expects to recognize amortization expense of $4,333 for the fiscal year ending October 31, 2025, amortization expense of $4,333 for the fiscal year ending October 31, 2026 and amortization expense of $1,084 for the fiscal year ending October 31, 2027.

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

The Company collects payment from customers before the service is provided. When deposits are collected before the service is provided, the Company recognizes deferred income until the customer signs the act of acceptance. The Our performance obligation to plan and arrange trip are met when we finished with planning and arranging for the customers. Our performance obligation to perform assistance during the tour if needed is met when the tour is over in case no assistance is requested. Our obligation to perform the guided tours is met when we finish the guided tour and indication that guided tour is finished is signed by customers the act of acceptance of our services. The company determines that the obligation for guided tour is satisfied when the customer signs the act of acceptance. We consider the signing of the act of acceptance as the point in time when promised services is transferred to the customer. As of October 31, 2024 and October 31, 2023, deferred revenue was $0 and $3,300, respectively.

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

Segment Reporting

The following table presents the Company’s revenue disaggregated based on revenue source for the year ended October 31, 2024 and 2023:

	Year ended October 31
	2024	2023
CRM Software	$7,000	$-
Tourism Programs	$34,055	$16,000
Total Revenue	$41,055	$16,000

Revenue Concentration

The following is a summary of customers that represent greater than 10% of total sales for the periods presented:

	Year ended October 31,
	2024	2023
Customer A	17%	-
Customer B	11%	21%
Customer C	11%	-
Customer D	11%	19%
Customer E	11%	-
Customer F	11%	-
Customer G	10%	-
Customer H	10%	-
Customer I	8%	-
Customer J	-	26%
Customer K	-	21%
Customer L	-	13%

For the years ended October 31, 2024, revenue concentration was low due to the fact that our customers are not regular customers.

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

As of October 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – RELATED PARTY NOTE

As of October 31, 2024, the Company owed $18,065 to the Company’s director, Gaga Gvenetadze for the Company’s operating expenses ($4,065) and for the services provided by the Director to the Company ($14,000). The amount is outstanding and payable upon request.

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

There were 8,092,000 and 7,295,000 shares of common stock issued and outstanding as of October 31, 2024 and 2023.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Our officer and director, Gaga Gvenetadze, has agreed to provide his own premise under office needs. He will not take any fee for these premises; it is for free use.

NOTE 7 – INCOME TAXES

The components of the Company’s provision for federal income tax for the years ended October 31, 2024 and 2023 consists of the following:

	October 31, 2024	October 31, 2023
Federal income tax benefit attributable to:
Current operations	$43,707	$9,412
Less: valuation allowance	(43,707)	(9,412)
Net provision for federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2024	October 31, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$9,178	$1,977
Less: valuation allowance	(9,178)	(1,977)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $43,707 as of October 31, 2024, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Our company is registered with the IRS and holds an EIN for tax purposes. We file all required tax returns as per federal and state regulations. As an online platform facilitating connections between tourists and independent guides, we operate as a service provider. The independent guides are responsible for managing their own tax obligations, including any state taxes related to income earned from tourism activities in Georgia. However, we will review the nexus implications and ensure compliance if any additional obligations arise for our platform.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to October 31, 2024 through January 3, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Gaga Gvenetadze, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. Additionally, the company does not have an Audit Committee. Although not legally required to establish an Audit Committee, management believes that such a committee, including a financial expert, is an essential entity-level control for the company’s financial statements. Finally, due to the company's minimal operations and small size, we have not employed individuals with the accounting knowledge and expertise required to ensure accurate financial reporting in accordance with US GAAP.

2. The Company lacks appropriate information technology controls – As of October 31, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2024 based on criteria established in Internal Control-Integrated Framework issued by COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended October 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

The names, ages and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Positions
Gaga Gvenetadze 24 Vazha-Pshavela St., Tbilisi, Georgia 0105	31	President, Secretary, Treasurer and Director

Giorgi Sambadze Erekle 2 street 15, Telavi, GEO	24	Director

Irakli Tatarishvili Tengiz Sheshelidze street 34, Tbilisi, 0153, GEO	27	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Gaga Gvenetadze

Gaga Gvenetadze has acted as our President, Secretary, Treasurer and sole Director from our incorporation on July 27, 2021 to August 13, 2024. Mr. Gvenetadze is our President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and member of our board of directors. Mr. Gvenetadze has a master’s degree from Georgian Technical University, Faculty of Informatics and Control Systems in 2017. Since 2015 till 2020, he worked as a team lead software developer for “Evolution Gaming”, LLC. Since 2020 he has been working as a freelance software developer. We believe that Mr. Gvenetadze’s specific experience, qualifications and skills will enable to develop our business.

Irakli Tatarishvili

On August 13, 2024, Mr. Irakli Tatarishvili appointed as a director of the Company. Mr. Irakli Tatarishvili, age 27, has experience as the owner of a tourist company. Irakli Tatarishvili has acted as the owner of a freelance tour company from March 2020 to October 2023. Prior to this, Irakli Tatarishvili worked at The Akademicon Clinic from June 2018 to March 2020. Irakli Tatarishvili holds a degree in Business Administration from Tbilisi State University, earned in 2022. We believe that Irakli Tatarishvili’s diverse experience, qualifications, and skills will significantly contribute to the growth and development of our business

Giorgi Sambadze

On September 17, 2024, Mr. Giorgi Sambadze appointed as a director of the Company.  Mr. Giorgi Sambadze, age 24, has experience as the owner of a IT company. Giorgi Sambadze has acted as the owner of Telavi Soft Company from January 2021 to October 2023. Giorgi Sambadze also worked as a consultant for Ardi Insurance from March 2019 to January 2021. In addition, Giorgi Sambadze holds a master’s degree from Ilia State University, earned in 2023. We believe that Giorgi Sambadze’s extensive experience, qualifications, and skills provide a strong foundation for contributing to and developing our business

During the past ten years our directors have not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which one of our directors was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting our directors’ involvement in any type of business, securities or banking activities.

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

AUDIT COMMITTEE, COMPENSATION COMMITTEE, AND FINANCIAL EXPERT

Our company currently does not have nominating, compensation, or audit committees, nor committees performing similar functions. Additionally, our company does not have a written charter for these committees. Our directors believe that such committees are unnecessary at this time, as their functions can be adequately performed by the three directors.

Our Company does not have any established policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The three Directors believe that, given our stage of development, a formal nominating policy would be premature and of limited value until our business operations reach a more advanced level. Currently, our Company does not have specific or minimum criteria for the election of nominees to the Board of Directors, nor do we have a set process or procedure for evaluating such nominees. The three Directors will assess all candidates, whether submitted by management or shareholders, and will make recommendations for election or appointment as appropriate.

A shareholder who wishes to communicate with our three directors may do so by directing a written request addressed to our president and director, at the address appearing on the first page of this prospectus.

CODE OF ETHICS

The Company has not adopted a formal written code of ethics due to the small size of the organization and start-up nature, along with the fact that the Company’s employee is also the sole member of management and one of three directors.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years October 31, 2024 and 2023:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Gaga Gvenetadze, President, Director, Treasurer and Secretary	2024	0	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0	0

Giorgi Sambadze, Director	2024	0	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0	0

Irakli Tatarishvili, Director	2024	0	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0	0

Our officers and directors have not received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to any officer or any member of our board of directors.

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

Mr. Giorgi Sambadze and Mr. Irakli Tatarishvili are independent directors and are not employees of the company.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

The percentages below are calculated based on 8,092,000 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Gaga Gvenetadze	6,000,000	74%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On August 1, 2021, we issued a total of 6,000,000 shares of restricted common stock to Gaga Gvenetadze, our sole at that time officer and director in consideration of $6,000.

Further, Mr. Gvenetadze has advanced funds to us. As of October 31, 2024, Mr. Gvenetadze advanced us $4,065. There is no due date for the repayment of the funds advanced by Mr. Gvenetadze. Mr. Gvenetadze will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Mr. Gvenetadze does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Gvenetadze or the repayment of the funds to Mr. Gvenetadze. The entire transaction was oral.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to our company for the years ended October 31, 2024 and 2023 for professional services rendered by FRUCI & ASSOCIATES II, PLLC, the independent auditor:

Fees	2024	2023
Audit Fees	$15,000	$11,521
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$15,000	$11,521

PART IV

Item 15. Exhibits and Financial Statement Schedules.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Tenerife, Spain on January 3, 2025.

KHEOBA CORP.

By:	/s/ Gaga Gvenetadze
Name:	Gaga Gvenetadze
Title:	President
(Principal Executive, Financial and Accounting Officer)

By:	/s/ Irakli Tatarishvili
Name:	Irakli Tatarishvili
Title:	Director

By:	/s/ Giorgi Sambadze
Name:	Giorgi Sambadze
Title:	Director

