Form 10-Q
period 2025-01-31
KHEOBA CORP.
filed 2025-03-25
CIK 1909770

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2025

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 000-56637

KHEOBA CORP.

(Exact name of registrant as specified in its charter)

Nevada	7371	98-1636812
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Code Number)	Identification Number)

Petonal el Cerezo 8,

2A Los Realejos 38410,

Tenerife, Spain

+60 1116761431

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,092,000 common shares issued and outstanding as of March 24, 2025.

KHEOBA CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

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

KHEOBA CORP.

BALANCE SHEETS

	January 31, 2025 (Unaudited)	October 31, 2024
ASSETS
Cash on hand	$151	$1,097
Prepaid expenses	12,900	18,050
Total current assets	13,051	19,147

Software Development Costs, net	8,667	9,750
Website Development Costs, net	6,674	7,644
Total Assets	$28,392	$36,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,898	$1,398
Accounts payable - related party	–	14,000
Loan payable	–	12,945
Related party loan	–	4,065
Total current liabilities	5,898	32,408

Commitments and Contingencies	–	–

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 8,092,000 and 8,092,000 shares issued and outstanding at par	8,092	8,092
Additional paid in capital	76,428	39,748
Accumulated deficit	(62,026)	(43,707)
Total Stockholders’ Equity	22,494	4,133
Total Liabilities and Stockholders’ Equity	$28,392	$36,541

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF OPERATIONS

	Three months ended January 31, 2025 (Unaudited)	Three months ended January 31, 2024 (Unaudited)

REVENUES	$–	$10,300

OPERATING EXPENSES
General and Administrative Expenses	18,319	6,601
TOTAL OPERATING EXPENSES	18,319	6,601

NET (LOSS) INCOME FROM OPERATIONS	(18,319)	3,699

PROVISION FOR INCOME TAXES	–	–

NET (LOSS) INCOME	$(18,319)	$3,699

NET INCOME PER SHARE: BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,092,000	7,820,308

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, October 31, 2023	7,295,000	$7,295	$24,605	$(9,412)	$22,488

Common shares issued for cash	797,000	797	15,143	–	15,940
Net income for the quarter ended January 31, 2024	–	–	–	3,699	3,699

Balance, January 31, 2024	8,092,000	$8,092	$39,748	$(5,713)	$42,127

Balance, October 31, 2024	8,092,000	$8,092	$39,748	$(43,707)	$4,133

Debt forgiveness	–	–	36,680	–	36,680

Net loss for the quarter ended January 31, 2025	–	–	–	(18,319)	(18,319)

Balance, January 31, 2025	8,092,000	$8,092	$76,428	$(62,026)	$22,494

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

STATEMENTS OF CASH FLOWS

	Three months ended January 31, 2025 (Unaudited)	Three months ended January 31, 2024 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(18,319)	$3,699
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization Expense	2,053	292
Deferred Revenue	–	(3,300)
Prepaid Expenses	5,150	13,000
Accounts payable	4,500	(2,537)
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(6,616)	11,154

CASH FLOWS FROM INVESTING ACTIVITIES
Software Development Costs	–	(13,000)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	–	(13,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	–	15,940
Related party loan	3,050	–
Loan Payable	2,620	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,670	15,940

Net (decrease) increase in cash and equivalents	(946)	14,094
Cash and equivalents at beginning of the period	1,097	16,778
Cash and equivalents at end of the period	$151	$30,872

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

Disclosure of Debt Forgiveness

During the reporting period, the Company entered into an agreement with its former director, Mr. Gaga Gvenetadze, resulting in the forgiveness of debt totaling $21,115, comprising accounts payable - related party $14,000 and a related party loan $7,115. Additionally, the Company reached an agreement with a third party, Mr. Irakli Gunia, resulting in the forgiveness of a loan payable amounting to $15,565.

In accordance with U.S. GAAP, the total forgiven debt of $36,680 has been recognized as an increase in equity under Additional Paid-In Capital, rather than as a gain in the statement of profit or loss. This transaction is non-cash in nature and, therefore, has been excluded from the statement of cash flows.

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED JANUARY 31, 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Kheoba Corp. (“the Company,” “we,” “our”) was incorporated in the State of Nevada on July 27, 2021. We are a development-stage company focused on software development and the travel industry.

During the reporting period, the Company transitioned its directorship from Mr. Gaga Gvenetadze to Mr. Ka Miew Hon. This change did not affect our development-stage status or operational focus but introduced a new marketing strategy.

Change in Organization

During the reporting period, the Company underwent significant organizational changes. These changes include the transition of directorship from Mr. Gaga Gvenetadze to Mr. Ka Miew Hon, and the associated adjustments in operational premises and commitments.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $62,026 at January 31, 2025, revenue was nil for the three-month ended January 31, 2025. The Company has Accounts Payable of $5,898 on a balance sheet at January 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Kheoba Corp. (“the Company,” “we,” “our”) was incorporated in the State of Nevada on July 27, 2021. We are a development-stage company focused on software development and the travel industry. During the reporting period, the Company transitioned its directorship from Mr. Gaga Gvenetadze to Mr. Ka Miew Hon. This change did not affect our development-stage status or operational focus but introduced a new marketing strategy.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company’s year-end is October 31.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended January 31, 2025 are not necessarily indicative of the results to be expected for the year ending October 31, 2025.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company will adopt this standard with its fiscal 2025 annual filing. The Company is currently evaluating these new disclosure requirements and the impact of adoption.

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

In May 2022 and May 2024, the Company capitalized website development costs of $3,500 and $8,130, respectively, which will be amortized over three years. As of January 31, 2025, the total amount of website development costs was $11,630, with an amortization expense of $4,956. The net carrying amount of website development costs as of January 31, 2025, is $6,674. The Company expects to recognize an amortization expense of $3,876 for the fiscal year ending October 31, 2025, and an amortization expense of $3,766 for the fiscal year ending October 31, 2026.

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

In January 2024 the Company capitalized software development costs of $13,000 which will be amortized over three years. The Company expects to recognize amortization expense of $4,333 for the fiscal year ending October 31, 2025, amortization expense of $4,333 for the fiscal year ending October 31, 2026 and amortization expense of $1,084 for the fiscal year ending October 31, 2027.

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

Tourism Programs

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

CRM Software

The Company have CRM software comprising various components, modules, or blocks. Buyers might be interested in purchasing certain modules of our Software, to meet its business requirements.

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

Revenue Concentration

The following is a summary of customers that represent greater than 10% of total sales for the periods presented:

	January 31,
	2025	2024
Customer A	–	68%
Customer B	–	32%

For the three months ended January 31, 2025, revenue was nil due to the restructuring of our business plan.

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

As of January 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – RELATED PARTY LOAN

As of January 31, 2025, the Company had entered the following debts forgiven agreement:

- $21,115 from former director, Mr. Gaga Gvenetadze ($14,000 accounts payable and $7,115 loan).

- $15,565 from Mr. Irakli Gunia (loan payable).

In total, $36,680 of forgiven debt was recorded as an increase in Additional Paid-In Capital under U.S. GAAP. This non-cash transaction was excluded from the statement of cash flows.

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

During December 2023 the Company issued 742,000 shares of common stock for cash proceeds of $840 at $0.02 per share.

There were 8,092,000 shares of common stock issued and outstanding as of January 31, 2025.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Our former director, Mr. Gaga Gvenetadze, had previously agreed to provide his own premises for office needs without charging any fee until the new premises agreement is signed in the second quarter of 2025. As Mr. Gvenetadze is no longer a director, there are no current commitments from the existing director, Mr. Ka Miew Hon, regarding the provision of office premises.

NOTE 7 – INCOME TAXES

The components of the Company’s provision for federal income tax for the three months ended January 31, 2025 and the year ended October 31, 2024 consists of the following:

	January 31, 2025	October 31, 2024
Federal income tax benefit attributable to:
Current operations	$62,026	$43,707
Less: valuation allowance	(62,026)	(43,707)
Net provision for federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2025	October 31, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$13,025	$9,178
Less: valuation allowance	(13,025)	(9,178)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $25,346 as of January 31, 2025, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to January 31, 2025 through March 24, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements.

On Feb 25, 2025, The company has incorporated a new entity in Singapore, named Khob Pte. Ltd., to facilitate its expansion into the Asia Pacific market. This company primarily engages in software development and platform solutions within the tourism industry, providing tailored information technology solutions for small and medium-sized enterprises (SMEs).

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

Changes in Control

On January 10, 2025, Mr. TIEN SENG TONG (the “Investor”) entered into stock purchase agreements for the acquisition of an aggregate of 6,000,000 shares of Common Stock of the Company and acquired a controlling 74% equity stake in KHEOBA CORP. (the “Company”) through a privately negotiated transaction.

The Investor has outlined the following strategic plans for the Company:

•	Explore opportunities for international expansion and strategic partnerships

•	Invest in internet related business development and explore the Asia Pacific market

Additionally, on January 14, 2025, Gaga Gvenetadze resigned from all executive officer positions at the Company, including President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, and Secretary, with immediate effect. On the same date, Irakli Tatarishvili and Giorgi Sambadze also submitted their resignations as directors of the Company. Mr. Gvenetadze's decision to resign is not the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices. The Board of the Company appointed Mr. Ka Miew Hon (age 47) as the President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer and Secretary, effective on January 14, 2025. The Company did not appoint any independent director.

Mr. Ka Miew Hon is an accomplished leader with over 20 years of experience in the information technology sector, specializing in enterprise software, cloud computing, and emerging technologies. He earned his Bachelor’s Degree in Computer Science from Universiti Teknologi Malaysia in 2000. Previously, he served as Development Director at Buzz Interactive (2019-2024), where he enhanced workflow efficiency and client support services. At Snappymob (2014-2019), he modernized legacy systems and improved user interfaces. His earlier role at XOX Malaysia involved integrating ERP and CRM platforms. Mr. Hon is committed to driving innovation and fostering collaborative engineering teams in the tech industry.

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

Employees; Identification of Certain Significant Employees.

We have no employees other than Mr. Ka Miew Hon who currently devotes approximately twenty hours per week to company matters.

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

DESCRIPTION OF PROPERTY

Our business office was located at Petonal el Cerezo 8, 2A Los Realejos 38410, Tenerife, Spain. This address was provided by ex director, Mr. Gvenetadze. There are new office locations under lease term negotiation in Singapore, which will enhance our business focus in the Asia market.

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

Results of operations for the three months ended January 31, 2025 and 2024

During the three months ended January 31, 2025, no revenue was generated. Total operating expenses for this period amounted to $18,319, which included general and administrative expenses. Consequently, we incurred a net loss of $18,319 for the period.

In comparison, during the three months ended January 31, 2024, we generated revenue of $10,300. Total operating expenses for this period were $6,601, which included general and administrative expenses. As a result, we achieved a net income of $3,699 for the period.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2025, our total assets were $28,392. Total assets were comprised of $13,051 in current assets, $8,667 in software development costs and $6,674 in website development costs.

As at January 31, 2025, our current liabilities were $5,898 and stockholders’ equity was $22,494.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended January 31, 2025 net cash flows used in operating activities was negative $6,616.

For the three months ended January 31, 2024 net cash flows generated in operating activities was positive $11,154.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended January 31, 2025 we have generated no cash used in investing activities.

For the three months ended January 31, 2024 net cash flows used in investing activities was $13,000.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended January 31, 2025 net cash flow provided by financing activities was $5,670.

For the three months ended January 31, 2024 net cash flows provided by financing activities was $15,940.

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

None.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

During the quarter ended January 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)**

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Singapore on March 24, 2025.

KHEOBA CORP.

By:	/s/ Ka Miew Hon
	Name:	Ka Miew Hon
	Title:	President
(Principal Executive, Financial and Accounting Officer)

