Form 10-Q
period 2025-04-30
KHEOBA CORP.
filed 2025-07-10
CIK 1909770

Table of Contents

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,092,000 common shares issued and outstanding as of July 8, 2025.

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

KHEOBA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2025 (Unaudited)	October 31, 2024
ASSETS
Cash on hand	$40,240	$1,097
Escrow	164,600	–
Prepaid expenses	12,051	18,050
Accounts Receivable	105,128	–
Total current assets	322,019	19,147

Right of Use Assets	50,475	–
Software Development Costs, net	7,584	9,750
Website Development Costs, net	5,706	7,644
Total Assets	$385,784	$36,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$71,129	$1,398
Accounts payable - related party	10,577	14,000
Loan payable	–	12,945
Related party loan	–	4,065
Income tax payable	35,508	–
Current portion of lease liability	27,499	–
Total current liabilities	144,713	32,408

Lease liability, net of current portion	22,976	–
Total liabilities	167,689	–

Commitments and Contingencies	–	–

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 8,092,000 and 7,295,000 shares issued and outstanding at par	8,092	8,092
Additional paid in capital	76,428	39,748
Retained earnings (Accumulated deficit)	133,575	(43,707)
Total Stockholders’ Equity	218,095	4,133
Total Liabilities and Stockholders’ Equity	$385,784	$36,541

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended April 30, 2025 (Unaudited)	Three months ended April 30, 2024 (Unaudited)	Six months ended April 30, 2025 (Unaudited)	Six months ended April 30, 2024 (Unaudited)

REVENUES	$325,128	$–	$325,128	$10,300
Cost of goods sold	59,231	–	59,231	–
Gross Profit	265,897	–	265,897	10,300

OPERATING EXPENSES
General and Administrative Expenses	21,012	10,862	23,064	17,463
Professional Fees	13,777	–	30,043	–
TOTAL OPERATING EXPENSES	34,789	10,862	53,107	17,463

NET INCOME (LOSS) FROM OPERATIONS	231,109	(10,862)	212,790	(7,163)

PROVISION FOR INCOME TAXES	35,508	–	35,508	–

NET INCOME (LOSS)	$195,601	$(10,862)	$177,282	$(7,163)

NET INCOME ( LOSS) PER SHARE: BASIC AND DILUTED	$0.02	$0.00	$0.02	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,092,000	8,092,000	8,092,000	8,037,712

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Balance, October 31, 2023	7,295,000	$7,295	$24,605	$(9,412)	$22,488

Common shares issued for cash	797,000	797	15,143	–	15,940
Net income for the quarter ended January 31, 2024	–	–	–	3,699	3,699

Balance, January 31, 2024	8,092,000	$8,092	$39,748	$(5,713)	$42,127

Net loss for the quarter ended April 30, 2024	–	–	–	(10,862)	(10,862)

Balance, April 30, 2024	8,092,000	$8,092	$39,748	$(16,575)	$31,265

Balance, October 31, 2024	8,092,000	$8,092	$39,748	$(43,707)	$4,133

Debt forgiveness	–	–	36,680	–	36,680
Net loss for the quarter ended January 31, 2025	–	–	–	(18,319)	(18,319)

Balance, January 31, 2025	8,092,000	$8,092	$76,428	$(62,026)	$22,494

Net income for the quarter ended April 30, 2025	–	–	–	195,601	195,601

Balance, April 30, 2025	8,092,000	$8,092	$76,428	$133,575	$218,095

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	April 30, 2025 (Unaudited)	April 30, 2024 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$177,282	$(7,163)
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Depreciation Expense	4,104	1,667
Federal income taxes	35,508	–
Deferred Revenue	–	(3,300)
Accounts Receivable	(105,128)	–
Prepaid Expenses	5,999	(7,000)
Accounts payable	69,731	(2,537)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	187,496	(18,333)

CASH FLOWS FROM INVESTING ACTIVITIES
Website Development Costs	–	–
Software Development Costs	–	(13,000)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	–	(13,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from Director	33,257	–
Related party loan	(4,065)	–
Loan Payable	(12,945)	–
Proceeds from the Sale of Common Stock	–	15,940
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	16,247	15,940

Net increase (decrease) in cash and equivalents	203,743	(15,393)
Cash and equivalents at beginning of the period	1,097	16,778
Cash and equivalents at end of the period	$204,840	$1,385

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

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

KHEOBA CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED APRIL 30, 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Kheoba Corp. (“the Company,” “we,” “our”) was incorporated in the State of Nevada on July 27, 2021. We are a development-stage company focused on software development and the travel industry.

During the reporting period, the Company underwent significant organizational changes. These changes include the transition of directorship from Mr. Gaga Gvenetadze to Mr. Ka Miew Hon, and the associated adjustments in operational premises and commitments. This change did not affect our development-stage status or operational focus but introduced a new marketing strategy and administrative structure.

As part of its expansion strategy, the Company incorporated the following wholly-owned subsidiaries in 2025:

KHOB PTE. LTD., a private company limited by shares incorporated in Singapore on February 25, 2025, was established to support software development and facilitate regional market access in Southeast Asia, particularly through tailored platform solutions for the tourism industry and small and medium-sized enterprises (SMEs).

KHOB LIMITED, a private company limited by shares incorporated in Hong Kong on March 18, 2025, primarily serving as an Asia-Pacific administrative and operational hub.

Easy Smart Tech Limited, a private limited company incorporated in Hong Kong on April 29, 2025, established to support additional operational activities and strategic initiatives in the region.

The accompanying unaudited condensed consolidated financial statements include the accounts of Kheoba Corp. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had retained earnings of $133,575 at April 30, 2025, revenue of $325,128 and net income from operations of $212,790 for the six-month period then ended.

While this positive operating result indicates improved financial performance, the Company’s ability to continue as a going concern is dependent on its ability to sustain profitability, maintain adequate working capital, and secure additional financing if necessary to support its growth plans. The Company is attempting to commence operations and generate sufficient revenue. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. Management has evaluated the Company’s financial condition and its ability to continue as a going concern within one year after the date the financial statements are issued and has concluded that these conditions do not raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is October 31.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended April 30, 2025 are not necessarily indicative of the results to be expected for the year ending October 31, 2025.

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries (collectively the “Company”). The Company eliminates all significant intercompany balances and transactions in its audited consolidated financial statements.

The consolidation of the Company and its subsidiaries has been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements. Results of operations for the periods presented comprise those of the previously separate entities combined from the beginning of the period to the end of the period, eliminating the effects of intra-entity transactions.

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

Leases – Right-of-Use Assets and Lease Liabilities

The Company accounts for leases with a term greater than 12 months in accordance with ASC 842, Leases. These leases are classified as operating leases, and the Company presents right-of-use (“ROU”) assets and corresponding lease liabilities on its consolidated balance sheet under a single classification.

ROU assets represent the Company’s right to use an underlying asset during the lease term. Lease liabilities represent the Company’s obligation to make lease payments. At lease commencement, ROU assets and lease liabilities are measured based on the present value of future lease payments, discounted using the Company’s incremental borrowing rate. ROU assets are subsequently amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the underlying asset. Lease liabilities are reduced as lease payments are made and increased for interest expense recognized using the effective interest method.

In March 2025, the Company recognized ROU assets and corresponding lease liabilities in connection with two separate operating lease arrangements—one for its wholly owned subsidiary KHOB LIMITED in Hong Kong and another for KHOB PTE. LTD. in Singapore. The Hong Kong lease spans two years with monthly lease payments of HKD 8,000, while the Singapore lease also spans two years with monthly payments of SGD 1,700. Both leases are measured at the present value of the lease payments using the applicable incremental borrowing rates. As of April 30, 2025, the net carrying amount of the ROU assets was $50,475. The related lease liabilities totaled $50,475, of which $27,499 was classified as current liabilities and $22,976 as non-current liabilities on the condensed consolidated balance sheet.

Website Development Costs

The Company amortizes these costs using the straight-line method over a period of three years, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

In May 2023 and January 2024, the Company capitalized website development costs of $3,500 and $8,130, respectively, which will be amortized over three years. As of April 30, 2025, the total amount of website development costs was $11,630, with an amortization expense of $5,925. The Company expects to recognize amortization expense of $1,938 for the remainder of the fiscal year ending October 31, 2025, amortization expense of $3,293 for the fiscal year ending October 31, 2026, and amortization expense of $473 for the fiscal year ending October 31, 2027.

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

In January 2024 the Company capitalized software development costs of $13,000 which will be amortized over three years. As of April 30, 2025, the total amount of website development cost was $13,000 and the amortization expense was $5,416. The Company expects to recognize amortization expense of $2,167 for the remainder of the fiscal year ending October 31, 2025, amortization expense of $4,333 for the fiscal year ending October 31, 2026, amortization expense of $1,084 for the fiscal year ending October 31, 2027.

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

Allowance for Credit Losses

The Company accounts for its accounts receivable in accordance with ASC 326, Financial Instruments – Credit Losses. Under this standard, the Company estimates expected credit losses over the life of its accounts receivable using a current expected credit loss (CECL) model. Management evaluates the collectibility of accounts receivable by considering factors such as historical collection experience, current economic conditions, customer creditworthiness, and other relevant factors.

Accounts receivable are written off when deemed uncollectible. Changes in the allowance for credit losses are recorded in the statements of operations as a component of general and administrative expenses.

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

Commission for Software Sales

The Company engages in commission-based software sales activities through a referral arrangement. Under the Commission Agreement entered into with M&D Innovation Technology Limited (“Developer”), the Company refers potential clients for software development services to the Developer in exchange for a referral commission.

A commission becomes payable when a referred client enters into a legally binding agreement with the Developer within six months of the referral and makes any payment under that agreement. The Company earns a referral commission equivalent to 50% of the gross revenue received by the Developer from the referred client, based on the total amount received under the initial engagement. The commission applies to milestone payments, scope expansions, and addenda to the original contract. Future unrelated engagements are excluded unless otherwise agreed in writing.

Following ASC 606, we recognize revenue when we satisfy a performance obligation, upon the Developer’s receipt of payment from the referred client and the Company’s entitlement to the commission is established. The Company recognizes commission income when it receives notice from the Developer confirming the payment from the referred client and the related commission amount due to the Company. This point marks the completion of our performance obligation in the referral arrangement.

The Company does not bear any responsibility for software delivery, client relationship management, or project execution beyond the initial referral. Accordingly, the Company accounts for referral commission revenue on a net basis.

Segment Reporting

The following table presents the Company’s revenue disaggregated based on revenue source for the three and six months ended April 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Commission for software sales	$220,000	$–	$220,000	$–
CRM Software	105,128	–	105,128	7,000
Tourism Programs	–	–	–	3,300
Total Revenue	$325,128	$–	$325,128	$10,300

Revenue Concentration

The following is a summary of customers that represent greater than 10% of total sales for the periods presented:

	Six months ended April 30,
	2025	2024
Customer A	68%	68%
Customer B	20%	32%
Customer C	12%	–
Customer D	–	–
Customer E	–	–

For the six months ended April 30, 2025, revenue concentration was low due to the fact that our customers are not regular customers.

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

As of April 30, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of April 30, 2025, the Company had entered the following debts forgiven agreement:

- $21,115 from former director, Mr. Gaga Gvenetadze ($14,000 accounts payable and $7,115 loan).

- $15,565 from Mr. Irakli Gunia (loan payable).

In total, $36,680 of forgiven debt was recorded as an increase in Additional Paid-In Capital under U.S. GAAP. This non-cash transaction was excluded from the statement of cash flows.

As of April 30, 2025, the Company owed $10,577 to the Company’s existing director, Mr. Ka Miew Hon, for the Company’s working capital purposes. The amount is outstanding and payable upon request.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During November 2023 the Company issued 755,000 shares of common stock for cash proceeds of $15,100 at $0.02 per share.

During December 2023 the Company issued 42,000 shares of common stock for cash proceeds of $840 at $0.02 per share.

There were 8,092,000 shares of common stock issued and outstanding as of April 30, 2025.

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

NOTE 7 – INCOME TAXES

The components of the Company’s provision for federal income tax for the six months ended April 30, 2025 and the year ended October 31, 2024 consists of the following:

	April 30, 2025	October 31, 2024
Federal income tax benefit (provision) attributable to:
Current operations	$44,686	$43,707
Less: Utilization of NOL carryforward	(9,178)	–
Less: valuation allowance	–	(43,707)
Net provision for federal income taxes	$35,508	$–

The provision for the current period is calculated using the U.S. federal corporate tax rate of 21% applied to the Company’s net income before tax of $212,790 for the six months ended April 30, 2025. The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2025	October 31, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$–	$9,178
Less: valuation allowance	–	(9,178)
Net deferred tax asset	$–	$–

As of April 30, 2025, the Company generated net income before taxes of $212,790, which fully offset its previously accumulated net operating losses. The Company evaluated the availability of net operating loss carryforwards (“NOLs”) as of October 31, 2024 and determined that $43,707 of NOLs were available and utilized to offset a portion of the current taxable income. The remaining taxable income of $169,083 was subject to U.S. federal income tax at a statutory rate of 21%, resulting in a current tax provision of $35,508.

Although the Company generated a profit during the current period, management continues to maintain a full valuation allowance against its deferred tax assets due to the Company’s limited operating history and the uncertainty of generating sufficient taxable income in future periods.

The Company will continue to evaluate the realizability of its deferred tax assets and may reverse the valuation allowance in future periods if sufficient positive evidence becomes available.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to April 30, 2025 through July 8, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Additionally, on January 14, 2025, Gaga Gvenetadze resigned from all executive officer positions at the Company, including President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, and Secretary, with immediate effect. On the same date, Irakli Tatarishvili and Giorgi Sambadze also submitted their resignations as directors of the Company. Mr. Gvenetadze’s decision to resign is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The Board of the Company appointed Mr. Ka Miew Hon (age 47) as the President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer and Secretary, effective on January 14, 2025. The Company did not appoint any independent director.

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

Employees; Identification of Certain Significant Employees

Mr. Ka Miew Hon, the Company’s Chief Executive Officer, continues to devote approximately twenty hours per week to company matters. In addition, the Company has engaged several other full-time employees through its subsidiaries in Singapore and Hong Kong to support its operational, administrative, and sales functions.

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

DESCRIPTION OF PROPERTY

Our business office is located at Petonal el Cerezo 8, 2A Los Realejos 38410, Tenerife, Spain. This address was provided by ex-director, Mr. Gvenetadze. As of April 30, 2025, the Company maintains leased office premises in both Hong Kong and Singapore through its wholly owned subsidiaries KHOB LIMITED and KHOB PTE. LTD., respectively. These offices serve as operational and administrative hubs supporting the Group’s expansion and business development in the Asia-Pacific region.

LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

RESULTS OF OPERATIONS

We generated net income from operations of $212,790 for the six months ended April 30, 2025, marking the first period of profitability since inception. While this reflects a positive trend in our financial performance, our management continues to evaluate the sustainability of operations and monitors liquidity and capital needs closely. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of operations for the three and six months ended April 30, 2025 and 2024

During the three months ended April 30, 2025 we generate revenue of $325,128. Total operating expenses for the three months ended April 30, 2025 were $34,788. The operating expenses included general and administrative expenses. Our net profit from operations was $231,109.

During the three months ended April 30, 2024 we did not generate any revenue. Total operating expenses for the three months ended April 30, 2024 were $10,862. The operating expenses included general and administrative expenses. Our net loss was $10,862.

During the six months ended April 30, 2025 we generated revenue of $325,128. Total operating expenses for the six months ended April 30, 2025 were $53,107. The operating expenses included general and administrative expenses. Our net profit from operations was $212,790.

During the six months ended April 30, 2024 we generated revenue of $10,300. Total operating expenses for the six months ended April 30, 2024 were $17,463. The operating expenses included general and administrative expenses. Our net loss was $7,163.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2025, our total assets were $385,784. Total assets were comprised of $322,019 in current assets, $50,475 in right of use assets, $7,584 in software development costs and $5,706 in website development costs.

As at April 30, 2025, our current liabilities were $144,713, non-current liabilities were $22,976 and stockholders’ equity was $218,095.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended April 30, 2025 net cash flows provided by operating activities was $187,496.

For the six months ended April 30, 2024 net cash flows used in operating activities was $18,333.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended April 30, 2025 net cash flows used in investing activities was $0.

For the six months ended April 30, 2024 net cash flows used in investing activities was $13,000.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended April 30, 2025 net cash flows provided by financing activities was $16,247.

For the six months ended April 30, 2024 net cash flows provided by financing activities was $15,940.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

During the quarter ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Singapore on July 10, 2025.

KHEOBA CORP.

By:	/s/ Ka Miew Hon
Name:	Ka Miew Hon
Title:	President
(Principal Executive, Financial and Accounting Officer)

