Form 10-Q
period 2025-07-31
KHEOBA CORP.
filed 2025-09-15
CIK 1909770

Table of Contents

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2025

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

60 Kaki Bukit PI

09-12 Eunos Techpark

Singapore 415979

+65 8805 3151

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,092,000 common shares issued and outstanding as of September 15, 2025.

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

KHEOBA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2025 (Unaudited)	October 31, 2024
ASSETS
Cash on hand	$96,380	$1,097
Cash in transit	100,000	–
Escrow	23,400	–
Prepaid expenses	31,260	18,050
Accounts receivable	538,590	–
Total current assets	789,630	19,147

Right of use assets	43,582	–
Software development costs, net	6,500	9,750
Website development costs, net	4,736	7,644
Total Assets	$844,448	$36,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$296,962	$1,398
Accounts payable - related party	10,565	14,000
Loan payable	–	12,945
Related party loan	–	4,065
Income tax payable	85,844	–
Operating lease liability, current	27,519	–
Total current liabilities	420,890	32,408

Operating lease liability, non-current	16,089	–
Total liabilities	436,979	32,408

Commitments and Contingencies	–	–

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 8,092,000 and 7,295,000 shares issued and outstanding at par	8,092	8,092
Additional paid in capital	76,440	39,748
Retained earnings (Accumulated deficit)	322,937	(43,707)
Total Stockholders’ Equity	407,469	4,133
Total Liabilities and Stockholders’ Equity	$844,448	$36,541

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended July 31, 2025 (Unaudited)	Three months ended July 31, 2024 (Unaudited)	Nine months ended July 31, 2025 (Unaudited)	Nine months ended July 31, 2024 (Unaudited)

Revenues	$354,929	$21,815	$680,057	$32,115
Cost of goods sold	75,000	10,000	134,231	10,000
Gross Profit	279,929	11,815	545,826	22,115

Operating Expenses
General and Administrative Expenses	28,620	6,934	51,695	8,612
Professional Fees	11,600	24,231	41,643	40,016
Total Operating Expenses	40,220	31,165	93,338	48,628

Net Income (Loss) From Operations	239,709	(19,350)	452,488	(26,513)

Provision for income taxes	(50,347)	–	(85,844)	–

Net Income (Loss)	$189,362	$(19,350)	$366,644	$(26,513)

Net Income (Loss) Per Share: Basic and Diluted	$0.02	$0.00	$0.05	$0.00

Weighted Average Number of Shares Outstanding: Basic and Diluted	8,092,000	8,092,000	8,092,000	8,058,727

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Losses)	Equity

Balance, October 31, 2023	7,295,000	$7,295	$24,605	$(9,412)	$22,488

Common shares issued for cash	797,000	797	15,143	–	15,940
Net income for the quarter ended January 31, 2024	–	–	–	3,699	3,699

Balance, January 31, 2024	8,092,000	$8,092	$39,748	$(5,713)	$42,127

Net loss for the quarter ended April 30, 2024	–	–	–	(10,862)	(10,862)

Balance, April 30, 2024	8,092,000	$8,092	$39,748	$(16,575)	$31,265

Net loss for the quarter ended July 31, 2024	–	–	–	(19,350)	(19,350)

Balance, July 31, 2024	8,092,000	$8,092	$39,748	$(35,925)	$11,915

Balance, October 31, 2024	8,092,000	$8,092	$39,748	$(43,707)	$4,133

Debt forgiveness	–	–	36,680	–	36,680
Net loss for the quarter ended January 31, 2025	–	–	–	(18,319)	(18,319)

Balance, January 31, 2025	8,092,000	$8,092	$76,428	$(62,026)	$22,494

Net income for the quarter ended April 30, 2025	–	–	–	195,601	195,601

Balance, April 30, 2025	8,092,000	$8,092	$76,428	$133,575	$218,095

Net income for the quarter ended July 31, 2025	–	–	–	189,362	189,362

Debt forgiveness	–	–	12	–	–
Balance, July 31, 2025	8,092,000	$8,092	$76,440	$322,937	$407,469

The accompanying notes are an integral part of these financial statements.

KHEOBA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31, 2025 (Unaudited)	Nine months ended July 31, 2024 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$366,644	$(26,513)
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Depreciation expense	6,184	4,601
Federal income taxes	85,844	–
Deferred revenue	–	(3,300)
Accounts receivable	(538,590)	–
Prepaid expenses	(13,210)	13,000
Accounts payable	295,564	7,463
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	202,436	(4,749)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs	–	(8,130)
Software development costs	–	(24,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	–	(32,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from director	33,256	–
Related party loan	(4,065)	–
Loan payable	(12,945)	–
Note payable	–	15,000
Proceeds from the sale of common stock	–	15,940
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	16,246	30,940

Net increase (decrease) in cash and equivalents	218,683	(5,939)
Cash and equivalents at beginning of the period	1,097	16,778
Cash and equivalents at end of the period	$219,780	$10,839

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

Disclosure of Debt Forgiveness

During the reporting period, the Company entered into an agreement with its former director, Mr. Gaga Gvenetadze, resulting in the forgiveness of debt totaling $21,115, comprising accounts payable - related party $14,000 and a related party loan $7,115. Additionally, the Company reached an agreement with Mr. Irakli Gunia, resulting in the forgiveness of a loan payable amounting to $15,565.

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

KHEOBA CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JULY 31, 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Company History

Kheoba Corp. (“the Company,” “we,” “our”) commenced operations in 2021, initially focusing on the provision of software solutions to the tourism industry in Europe. Over time, the Company expanded its services beyond tourism and now supports clients across multiple industries throughout Europe and Asia.

For the nine months ended July 31, 2025 and 2024, the Company generated revenues of $680,057 and $32,115, respectively, primarily from commission on software sales, consulting and customization services, and the sale of software.

Strategic Developments

By the end of fiscal year 2024, the Company established partnerships with a select group of reputable software developers specializing in Enterprise Resource Planning (ERP) and CRM systems. This enabled the Company to maintain its European client base while pursuing growth in Asian markets, where small- and medium-sized enterprises (SMEs) frequently face challenges securing customized software solutions.

On January 10, 2025, Mr. Tien Seng Tong (the “Investor”) entered into stock purchase agreements to acquire an aggregate of 6,000,000 shares of the Company’s common stock. This privately negotiated transaction (the “Acquisition”) resulted in the Investor obtaining a controlling 74 percent equity stake. The Acquisition positioned the Company to leverage its established European expertise together with the Investor’s client network in Asia.

Expansion into Asia

In February 2025, the Company established wholly owned subsidiaries in Singapore and Hong Kong to conduct its software solutions business. The Singapore subsidiary, KHOB PTE. LTD., is of particular strategic importance, serving as the regional headquarters for business development and client engagement in Asia. The Hong Kong subsidiary, KHOB LIMITED, was also established in February 2025 but has not commenced operations as of July 31, 2025..

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had retained earnings of $322,937 at July 31, 2025, revenue of $680,057 and net income from operations of $452,488 for the nine-month period then ended.

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

The Company’s year-end is October 31.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended July 31, 2025 are not necessarily indicative of the results to be expected for the year ending October 31, 2025.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements.

On an ongoing basis, management reviews its estimates and if deemed appropriate, those estimates are adjusted. The most significant estimates include revenue recognition, allowance credit losses against receivable, accruals for potential liabilities and contingencies. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Cash and cash equivalents includes cash on hand, cash in transit and cash in escrow account.

Cash in transit is the money which is in the process of being deposited or recorded, but not yet reflected in the bank statement of the Company.

Cash in escrow account refers to funds held by a neutral third party, which will be transferred to the Company or its suppliers promptly upon the Company's instruction.

Accounts receivable, net

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

Accounts receivable are written off when deemed uncollectible. Changes in the allowance for credit losses are recorded in the statements of operations as a component of general and administrative expenses. No allowance was required as of July 31, 2025.

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

In March 2025, the Company recognized ROU assets and corresponding lease liabilities in connection with two separate operating lease arrangements—one for its wholly owned subsidiary KHOB LIMITED in Hong Kong and another for KHOB PTE. LTD. in Singapore. The Hong Kong lease spans two years with monthly lease payments of HKD 8,000, while the Singapore lease also spans two years with monthly payments of SGD 1,700. Both leases are measured at the present value of the lease payments using the applicable incremental borrowing rates. As of July 31, 2025, the net carrying amount of the ROU assets was $43,582. The related lease liabilities totaled $43,608, of which $27,519 was classified as current liabilities and $16,089 as non-current liabilities on the condensed consolidated balance sheet.

Website Development Costs

The Company amortizes these costs using the straight-line method over a period of three years, which is the remaining estimated economic life of the costs. At the end of each reporting period, the Company writes down any excess of the unamortized balance over the net realizable value.

In May 2023 and January 2024, the Company capitalized website development costs of $3,500 and $8,130, respectively, which will be amortized over three years. As of July 31, 2025, the total amount of website development costs was $11,630, with an amortization expense of $6,894. The Company expects to recognize amortization expense of $969 for the remainder of the fiscal year ending October 31, 2025, amortization expense of $3,293 for the fiscal year ending October 31, 2026, and amortization expense of $474 for the fiscal year ending October 31, 2027.

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

In January 2024 the Company capitalized software development costs of $13,000 which will be amortized over three years. As of July 31, 2025, the total amount of website development cost was $13,000 and the amortization expense was $6,500. The Company expects to recognize amortization expense of $1,083 for the remainder of the fiscal year ending October 31, 2025, amortization expense of $4,333 for the fiscal year ending October 31, 2026, amortization expense of $1,084 for the fiscal year ending October 31, 2027.

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

The carrying value included in current assets and current liabilities in the condensed consolidated balance sheets approximate their fair values because of the short-term nature of such instruments.

Impairment for long-lived assets

The Company reviews long-lived assets, including intangible assets (software and website), for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future pre-tax cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by discounting the cash flows expected to be generated by the asset (asset Company), when the market prices are not readily available.

The adjusted carrying amount of the asset is the new cost basis and is depreciated over the asset’s remaining useful life. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. As of July 31, 2025 and October 31, 2024, no impairment of long-lived assets was recognized.

Account payable

Accounts payable represent amounts due to software developers for software referral and development services, and amounts due to specialized contractors for Web3 consultancy and customization services.

Revenue Recognition

Kheoba Corp. (“the Company”) recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. The core principle of ASC 606 is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company applies ASC 606’s five-step model:

1.	Identify the contract(s) with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to the performance obligations.
5.	Recognize revenue when (or as) a performance obligation is satisfied.

A contract is within the scope of ASC 606 when it is probable that the Company will collect the consideration to which it is entitled.

The Company’s solutions are modular in structure, allowing clients to adopt only the components most relevant to their needs. The Company operates under two principal revenue models:

1.	Referring clients to partner software developers and earning referral commissions upon project completion; or
2.	Collaborating with developers to co-create software solutions tailored to client requirements, recognizing revenue upon delivery or service completion.
3.	Provide consultancy and customization services to certain customers in the area of Web3.

Performance Obligations and Revenue Recognition

a) Software Revenues (Principal)

-	Nature of Promise: The Company sells proprietary software modules, including modules historically developed for the tourism sector, or collaborates with develops to co-create software solutions tailored to client requirements. Following contract execution, the Company may engage a contractor to assist with development and delivery.
-	Performance Obligation: Each software module represents a distinct performance obligation, with inseparable customization services bundled when applicable.
-	Timing of Satisfaction: Revenue is recognized at a point in time when the client signs a written confirmation of delivery and service completion, evidencing transfer of control. At that point, the Company invoices the client and the contractor invoices the Company.
-	Transaction Price: The consideration is typically a fixed amount specified in the customer contract.

b) Commission on Software Sales (Agent)

-	Nature of Promise: In referral arrangements, the Company acts as an agent by sourcing and arranging for a contractor to deliver software directly to the client. The client contracts with, and pays, the Company, but the Company does not obtain control of the underlying software.
-	Principal vs. Agent Analysis: The contractor is responsible for fulfillment and bears delivery risk. The Company’s promise is limited to arranging for the provision of software; therefore, the Company acts as an agent.
-	Performance Obligation: To provide referral and facilitation services.
-	Timing of Satisfaction: Revenue is recognized at a point in time, when the client signs confirmation of service or software delivery and the Company’s right to its commission is enforceable.
-	Transaction Price & Measurement: The Company recognizes only its net commission as revenue. Client payments flow through the Company, which deducts its commission and remits the balance to the contractor.

c) Consulting and Customization Services (Principal)

-	Nature of Promise: The Company provides consulting, implementation, and customization services, often working alongside contractors.
-	Performance Obligation: To provide the contracted professional services.
-	Timing of Satisfaction: Revenue is recognized at a point in time, when the client signs written confirmation of service completion, demonstrating that the performance obligation has been satisfied.
-	Transaction Price: Consideration is typically a fixed fee, invoiced upon client confirmation of service delivery.

Segment Reporting

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. Based on the management’s assessment, the Company determines that it has four operating segments and therefore four reportable segments according to the revenue sources.

The following table presents the Company’s revenue disaggregated based on revenue source for the three and nine months ended July 31, 2025 and 2024:

	Three months ended		Nine months ended
	July 31,		July 31,
	2025	2024	2025	2024
Consultancy services	$180,000	$–	$180,000	$–
Commission for software sales	174,929	–	394,929	–
Software	–	–	105,128	7,000
Tourism programs	–	21,815	–	25,115
Total Revenue	$354,929	$21,815	$680,057	$32,115

Revenue Concentration

The following is a summary of customers that represent greater than 10% of total sales for the periods presented:

	Nine months ended July 31,
	2025	2024
Customer A	32%	26%
Customer B	26%	21%
Customer C	12%	20%
Customer D	10%	19%
Customer E	9%	14%

For the nine months ended July 31, 2025, a few major customers accounted for a significant portion of our revenues, with the largest customer representing 32% of total revenues.

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

Jurisdictional Tax Considerations

The Company operates across three key jurisdictions—Nevada (USA), Singapore, and Hong Kong SAR—each offering distinct tax advantages that support its global business strategy.

Nevada does not impose a state corporate income tax, which reduces the Company’s overall state-level tax burden. However, the Company remains subject to U.S. federal corporate income tax and may be liable for other state-level obligations such as the Commerce Tax and Modified Business Tax, depending on revenue and payroll thresholds.

The Company is incorporated in the State of Nevada, which does not impose a state corporate income tax. As such, dividends received from foreign subsidiaries are not subject to state-level taxation. At the federal level, dividends received from the Company’s wholly owned subsidiaries in Singapore and Hong Kong are taxable. However, under Section 245A of the Internal Revenue Code, the Company may be eligible for a 100% dividends-received deduction on qualifying foreign-source dividends, provided the subsidiaries meet the criteria for Controlled Foreign Corporations (CFCs). This structure allows the Company to optimize its global tax position while remaining compliant with U.S. tax regulations.

Singapore applies a flat corporate income tax rate of 17%, with partial exemptions available for qualifying companies. The jurisdiction also offers a one-tier tax system, meaning dividends are tax-exempt at the shareholder level. Singapore’s transparent and business-friendly tax regime supports the Company’s regional operations through KHOB PTE. LTD.

Hong Kong SAR follows a territorial tax system, taxing only profits sourced within Hong Kong. The two-tiered profits tax regime applies a rate of 8.25% on the first HKD 2 million of profits and 16.5% thereafter. Offshore income is generally exempt unless it falls under the refined Foreign-Sourced Income Exemption (FSIE) regime. This structure supports the Company’s operations through KHOB LIMITED and EASY SMART TECHNOLOGY LIMITED.

These tax environments contribute to the Company’s ability to optimize its global tax position while maintaining compliance with applicable laws and regulations.

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

As of July 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – ACCOUNT PAYABLE - RELATED PARTY

As of July 31, 2025, the Company owed $10,565 (interest free) to the Company’s existing director, Mr. Ka Miew Hon, for the Company’s working capital purposes. The amount is outstanding and payable upon request.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During November 2023, the Company issued 755,000 shares of common stock for cash proceeds of $15,100 at $0.02 per share.

During December 2023, the Company issued 42,000 shares of common stock for cash proceeds of $840 at $0.02 per share.

As of July 31, 2025, there were 8,092,000 shares of common stock issued and outstanding.

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

NOTE 7 – INCOME TAXES

The components of the Company’s provision for federal income tax for the nine months ended July 31, 2025 and the year ended October 31, 2024 consists of the following:

	July 31, 2025	October 31, 2024
Federal income tax benefit (provision) attributable to:
Current operations	$95,022	$43,707
Less: Utilization of NOL carry-forward	(9,178)	–
Less: valuation allowance	–	(43,707)
Net provision for federal income taxes	$85,844	$–

The provision for the current period is calculated using the U.S. federal corporate tax rate of 21% applied to the Company’s net income before tax of $452,488 for the nine months ended July 31, 2025. The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2025	October 31, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$–	$9,178
Less: valuation allowance	–	(9,178)
Net deferred tax asset	$–	$–

The provision for the current period is calculated using the U.S. federal corporate tax rate of 21% applied to the Company’s net income before tax of $452,488. However, a substantial portion of this income was generated by the Company’s wholly owned Singapore subsidiary, KHOB PTE. LTD., which is subject to Singapore’s corporate income tax rate of 17%.

The Company is currently reviewing its tax provision methodology to ensure that income earned by foreign subsidiaries is taxed at the appropriate local jurisdictional rates. If the Singapore-sourced income was incorrectly taxed at the U.S. federal rate, the provision may be overstated, and adjustments may be required in future filings.

Jurisdictional Tax Considerations

Singapore: KHOB PTE. LTD. is subject to a flat corporate tax rate of 17%. Singapore does not impose withholding tax on dividends paid to foreign shareholders. Under Singapore’s one-tier tax system, dividends are exempt from further taxation when distributed.

Hong Kong SAR: KHOB LIMITED is subject to a two-tier profits tax regime (8.25% on the first HKD 2 million, 16.5% thereafter). Hong Kong does not impose withholding tax on dividends, and offshore income is generally exempt unless captured under the FSIE regime.

United States (Nevada): The Company is incorporated in Nevada, which does not impose a state corporate income tax. However, dividends received from foreign subsidiaries are subject to U.S. federal income tax. If the subsidiaries qualify as Controlled Foreign Corporations (CFCs), the Company may be eligible for the Section 245A dividends-received deduction, allowing a 100% deduction on qualifying foreign-source dividends.

The Company will continue to evaluate its tax position and consult with tax advisors to ensure compliance with applicable laws and accurate financial reporting.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 31, 2025 through September 15 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

DESCRIPTION OF BUSINESS

Description of Business

We initiated our operations in 2021 and position ourselves as software solution expert. We specialized in tourism industry in Europe at the beginning and now has expanded our services to clients in various industries across Europe and Asia.

For the fiscal years ended October 31, 2024, and 2023, the Company derived revenue from the sale of specific modules of its Customer Relationship Management (CRM) Software (the “Software”) to tourism industry clients. During the years ended October 31, 2024, and 2023 we generated revenue of $41,055 and $16,000, respectively.

As of the end of fiscal year 2024, the Company formed partnerships with a number of high-quality software developers specializing in ERP and CRM solutions. Meanwhile, while retaining its European client base, the Company laid out a regional expansion plan into Asian market, leveraging its expertise and proven operational model to serve emerging Asian software market.

On January 10, 2025, Mr. TIEN SENG TONG (the “Investor”) entered into stock purchase agreements to acquire an aggregate of 6,000,000 shares of the Company’s common stock. Through this privately negotiated transaction (the “Acquisition”), the Investor obtained a controlling 74% equity stake in KHEOBA CORP. (the “Company”). Leveraging our industry experience in serving clients in Europe and the Investor’s client resources in Asia, the Company has continuously expanded the software solutions business to Asia region.

The Company established wholly-owned subsidiaries in Singapore and Hong Kong starting from February 2025 to conduct its ERP and CRM software solutions business. These solutions consist of multiple modular components , enabling clients to purchase specific modules that align with their operational requirements. The Company collaborates with a selected group of reputable software developers with expertise in softwares systems such as ERP and CRM systems. The Company refers prospective clients to the above software developers based on clients’ customized needs and receives referral commissions once the software programs are completed. Alternatively, the Company works with these software developers to develop software modules to meet the clients’ customized requirements and recognizes revenue upon delivery or service completion.

In July 2025, the Company expanded its service offerings to include Web3-based solutions tailored for small and medium-sized enterprises (SMEs) in Asia. Web3 technologies—such as decentralized applications (dApps), blockchain-based identity systems, and smart contract automation—are increasingly being adopted by businesses seeking greater transparency, security, and operational efficiency. Through partnerships with specialized contractors, the Company provides consultancy and customization services to assist the customers in developing Web3 tools that complement its existing ERP and CRM offerings. These include blockchain-based decentralized data storage solutions, and smart contract-enabled workflows.

Management continues to evaluate the sustainability of operations and closely monitors liquidity and capital needs. The Company’s financial statements have been prepared under the assumption that it will continue as a going concern, and management expects that additional capital will be required to meet long-term operating requirements.

The Reincorporation Merger

On July 29, 2025, our board of directors approved this prospectus/information statement and confirmed their determination that it would be in the best interest of the Company to change our jurisdiction of incorporation from Nevada to BVI (as previously defined, the “Reincorporation”). Our Majority Stockholder has executed the Written Consent approving the Reincorporation.

We are proposing to effect that change by effecting a reincorporation merger, pursuant to which the Company will become a wholly-owned subsidiary of KHEOBA BVI, and the stockholders of the Company will exchange their shares of common stock and options to purchase common stock, on a one-for-one basis, for Class A ordinary shares and options to purchase Class A ordinary shares of KHEOBA BVI, as applicable.

In order to facilitate the Reincorporation Merger, KHEOBA BVI, formed a wholly owned new BVI subsidiary company, Merger Sub, on May 27 2025. KHEOBA BVI currently holds all of the issued shares of Merger Sub, being 50,000 Merger Sub Class A Ordinary Shares.

Upon consummation of the Reincorporation Merger and effectiveness of the requisite filings with the Nevada Secretaries of State, KHEOBA Nevada will be merged with and into Merger Sub, with Merger Sub surviving the Reincorporation Merger as a wholly-owned subsidiary of KHEOBA BVI, and KHEOBA Nevada’s corporate existence will cease. Merger Sub will continue its corporate existence as the primary asset of KHEOBA BVI. Merger Sub will remain a company incorporated under BVI law.

Upon effectiveness of the Reincorporation Merger, each outstanding KHEOBA Nevada Share will be canceled and the holders thereof will receive or be allotted and issued an equal number of KHEOBA BVI Class A Ordinary Shares. On or prior to closing of the Reincorporation Merger, Mr. Tieng Seng Tong, being the sole shareholder of KHEOBA BVI holding 50,000 KHEOBA BVI Class A ordinary shares immediately prior to the Reincorporation Merger (the “Initial Shares”), will surrender all of the Initial Shares to the Company for cancellation for no consideration. Accordingly, the Major Stockholder of KHEOBA Nevada prior to the Reincorporation Merger will own all of the KHEOBA BVI Class A Ordinary Shares, in substantially the same amounts and percentages as they held KHEOBA Nevada Shares after closing.

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

The Nevada state laws (Nevada Revised Statutes – NRS)

CHAPTER 603A - SECURITY AND PRIVACY OF PERSONAL INFORMATION

SECURITY OF INFORMATION MAINTAINED BY DATA COLLECTORS AND OTHER BUSINESSES

State of Nevada Online Privacy Policy - Effective Date 11/25/02 | 3.03 B.

Law of Georgia in cybersecurity Number 6391-Ic

Law of Georgia in security and privacy of personal information Number 5669-PC

We will also be subject to common business and tax rules and regulations pertaining to the normal business operations.

DESCRIPTION OF PROPERTY

Our business office is located at 60 Kaki Bukit PI, 09-12 Eunos Techpark, Singapore 415979. As of July 31, 2025, the Company maintains leased office premises in both Hong Kong and Singapore through its wholly owned subsidiaries KHOB LIMITED and KHOB PTE. LTD., respectively. The Singapore office serves as our operational and administrative hubs supporting the Group’s expansion and business development in the Asia-Pacific region.

LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

RESULTS OF OPERATIONS

We generated net income from operations of $ 452,489 for the nine months ended July 31, 2025, marking the first period of profitability since inception. While this reflects a positive trend in our financial performance, our management continues to evaluate the sustainability of operations and monitors liquidity and capital needs closely. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of operations for the three and nine months ended July 31, 2025 and 2024

During the three months ended July 31, 2025 we generate revenue of $354,929. Total operating expenses for the three months ended July 31, 2025 were $40,220. The operating expenses included general and administrative expenses. Our net profit from operations was $239,709

During the three months ended July 31, 2024 we generate revenue of $21,815. Total operating expenses for the three months ended July 31, 2024 were $31,165. The operating expenses included general and administrative expenses. Our net loss was $19,350.

During the nine months ended July 31, 2025 we generated revenue of $680,057. Total operating expenses for the nine months ended July 31, 2025 were $93,338. The operating expenses included general and administrative expenses. Our net profit from operations was $452,488.

During the nine months ended July 31, 2024 we generated revenue of $32,115. Total operating expenses for the nine months ended July 31, 2024 were $48,628. The operating expenses included general and administrative expenses. Our net loss was $26,513.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2025, our total assets were $844,448. Total assets were comprised of $789,630 in current assets, $43,582 in right of use assets, $6,500 in software development costs and $4,736 in website development costs.

As at July 31, 2025, our current liabilities were $420,890, non-current liabilities were $16,089 and stockholders’ equity was $407,469.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended July 31, 2025 net cash flows provided by operating activities was $202,436.

For the nine months ended July 31, 2024 net cash flows used in operating activities was $4,749.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended July 31, 2025 net cash flows used in investing activities was $0.

For the nine months ended July 31, 2024 net cash flows used in investing activities was $32,130.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended July 31, 2025 net cash flows provided by financing activities was $16,246.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended July 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Singapore on September 15, 2025.

KHEOBA CORP.

By:	/s/ Ka Miew Hon
Name:	Ka Miew Hon
Title:	President
(Principal Executive, Financial and Accounting Officer)

